Form 10QSB
period 2006-07-14
SUMMIT EXPLORATION INC.
filed 2006-07-14
CIK 1357642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2006

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number

SUMMIT EXPLORATION INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4475552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 700, One Executive Place 1816 Crowchild Trail N.W. Calgary, AB      T2M 3Y7

(Address of principal executive offices)                                     (Zip Code)

Registrant’s telephone number, including area code:    (403) 313 8995

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.0001 par value per share: 5,000,000 outstanding as of July 11, 2006.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Summit Exploration Inc.
(An Exploration Stage Company)
May 31, 2006

Summit Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	May 31	February 28
	2006	2006
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	92,598	1

Total Assets	92,598	1

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities
Accounts payable	542	355
Accrued liabilities	-	4,000
Due to related party (Note 4)	9,182	-

Total Liabilities	9,724	4,355

Contingencies (Note 1)

Stockholders' Equity (Deficit)

Common stock, 50,000,000 shares authorized, $0.0001 par value,
5,000,000, and 1 shares issued and outstanding, respectively	500	1

Additional Paid in Capital	99,501	-

Deficit Accumulated During the Exploration Stage	(17,127)	(4,355)

Total Stockholders' Equity (Deficit)	82,874	(4,354)

Total Liabilities and Stockholders' Equity (Deficit)	92,598	1

(The Accompanying Notes are an Integral Party of These Financial Statements)

Summit Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated from		For the period
	February 23, 2006	Three months	February 23, 2006
	(Date of Inception)	ended	(Date of Inception)
	to May 31	May 31	to February 28,
	2006	2006	2006
	$	$	$
	(unaudited)	(unaudited)

Revenue	-	-	-

Expenses

General and administrative	13,127	12,772	355
Professional fees	4,000	-	4,000

Total Expenses	17,127	12,772	4,355

Net Loss	(17,127)	(12,772)	(4,355)

Net Loss Per Share - Basic and Diluted	-	-	(4,355)

Weighted Average Shares Outstanding		4,565,000	1

(The Accompanying Notes are an Integral Party of These Financial Statements)

Summit Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

		From
	Three months	February 23, 2006
	ended	(Date of Inception)
	May 31	to February 28,
	2006	2006
	$	$
	(unaudited)

Cash Flows Used in Operating Activities

Net loss	(12,772)	(4,335)

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	(3,813)	4,355
Due to related party	9,182	-

Net Cash Used in Operating Activities	(7,403)	-

Cash Flows From Financing Activities

Proceeds from issuance of common shares	100,000	1

Net Cash Flows Provided by Financing Activities	100,000	1

Increase in Cash	92,597	1

Cash - Beginning of Period	1	-

Cash - End of the Period	92,598	1

Supplemental Disclosure

Interest paid	-
Income taxes paid	-
(The Accompanying Notes are an Integral Party of These Financial Statements)

Summit Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2006

1. Exploration Stage Company

The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting By Development Stage Enterprises" incorporated under the laws of the State of Nevada on February 23, 2006. The Company is engaged in the acquisition, exploration, and development of oil and gas properties. As at May 31, 2006, the Company does not own an oil and gas property interest and is searching for new oil and gas properties which meet its investment criteria.

The Company currently has no business operations, no oil and gas properties and as a result has no revenues and has not generated any cash flows from operations to fund its acquisition, exploration and development activities. The Company intends to rely upon the issuance of equity securities to finance its oil and gas property acquisitions and commence exploration and development on acquired properties, however there can be no assurance it will be successful in raising the funds necessary, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

a)Basis of Presentation

These interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is February 28.

b)Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

d)Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Summit Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2006

2. Summary of Significant Accounting Policies (continued)

f)Oil and Gas Property

The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the acquisition, exploration and development of oil and gas properties will be capitalized in cost centers on a country-by-country basis. Such costs include property acquisition costs, geological and geophysical studies, carrying charges on non-producing properties, and costs of drilling both productive and non-productive wells.

Depletion will be calculated for producing properties by using the unit-of-production method based on proved reserves, before royalties, as determined by management of the Company or independent consultants. Sales of oil and gas properties will be accounted for as adjustments of capitalized costs, without any gain or loss recognized, unless such adjustments significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Costs of abandoned oil and gas properties will be accounted for as adjustments of capitalized costs and written off to expense.

A ceiling test will be applied to each cost center by comparing the net capitalized costs to the present value of the estimated future net revenues from production of proved reserves, based on commodity prices in effect as at the Company's year-end and based on current operating costs, discounted by 10%, less the effects of future costs to develop and produce the proved reserves, plus the costs of unproved properties net of impairment, and less the effects of income taxes. Any excess capitalized costs are written off to operations.

Unproved properties will be assessed for impairment on an annual basis by applying factors that rely on historical experience. In general, the Company may write-off any unproved property under one or more of the following conditions:

i) there are no firm plans for further drilling on the unproved property;

ii) negative results were obtained from studies of the unproved property;

iii) negative results were obtained from studies conducted in the vicinity of the unproved property; or

iv) the remaining term of the unproved property does not allow sufficient time for further studies or drilling.

This policy is prospective in nature as the Company currently does not have any oil and gas property interest.

g)Asset Retirement Obligations

The Company will recognize a liability for future asset retirement obligations associated with oil and gas properties. The estimated fair value of the asset retirement obligation will be based on current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability will be capitalized as part of the cost of the related asset and amortized over its useful life. The liability will accrete until the Company settles the obligation. As of May 31, 2006, the Company did not have any asset retirement obligations.

h)Financial Instruments

Financial instruments, which include cash, and accounts payable and accrued liabilities, and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada, which may result in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

i)Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Summit Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2006

2. Summary of Significant Accounting Policies (continued)

j)Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

k)Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flow for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

l)Stock-based Compensation

Effective February 23, 2006, the date of inception, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments".

m) Recent Accounting Pronouncements

The FASB has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", but they will not have a material effect in the Company's results of operations or financial position. Therefore, a description and its impact for each on the Company's operations and financial position have not been disclosed.

3. Common Shares

(a) On March 8, 2006, the Company issued 5,000,000 common shares at $0.02 per common share to the President of the Company for cash proceeds of $100,000. In addition, the Company cancelled the 1 common share issued to the President of the Company on February 23, 2006.

(b) On February 23, 2006, the Company issued 1 common share to the President of the Company for cash proceeds of $1.

4. Due to Related Party

For the three months ended May 31, 2006, the Company owes the President of the Company $9,182 for consulting fees of $7,500 and travel expenses of $1,682. These amounts are non-interest bearing, unsecured, and due on demand.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-QSB, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including operating costs, future capital expenditures (including the amount and nature thereof), and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements. Because our stock is a penny stock, each time we refer to the Litigation Reform Act, the safe harbor does not apply.

Factors that could cause actual results to differ materially from those in forward-looking statements include: the change of business focus; continued availability of capital and financing; general economic, market or business conditions; acquisition opportunities or lack of opportunities; changes in laws or regulations; risk factors listed from time to time in our reports filed with the Securities and Exchange Commission; and other factors.

Summit Exploration Inc. ("Summit") is a Calgary, Alberta, Canada based oil and gas exploration stage company with limited operations. To date we have had no revenues, have achieved losses since inception, and have been issued a going concern opinion from our auditors. We have yet to identify or secure permits for any exploration activities. The bidding for and securing of exploration interests is highly competitive and there is material risk that we will be unable to secure oil and gas interests and carry out our plan of operations. Failure to do so will result in the failure of our business and the total loss of your investment. If we are successful in securing exploration interests we will require additional funding to discharge our exploration obligations. Should we fail to raise additional funds, we will be unable to carry out our plan of operations. Our operational efforts to date have been limited, focused primarily on general joint venture discussions, industry conference attendance and analysis of Cooper and Ermanga basin data and related property assessment in the Australian states of Queensland and South Australia. Within the next twelve months we intend to submit applications for new exploration permits to the Queensland state government and enter into agreements to acquire oil and gas interests through joint venture with existing permit holders in Queensland and South Australia.

Employees and Consultants

The Registrant has no employees. The company's President, Alan Hart, is retained as a consultant.

Plan of Operations

Our plan of operations for the next 12 months is to commence assessment of various onshore exploration permits through the state and territorial governments in Australia with particular emphasis on Queensland. Upon completion of our assessment of government tendered permits we will submit our applications for an authority to explore. Additionally, we will continue discussions with third party permit holders with attention to potential joint venture partners in Queensland and South Australia and our assessment of the interests controlled and operated by them. To date these discussions have centered on the specific requirements of the exploration programs including but not limited to play types, land title security, operating budgets and time commitments. Play type refers to a conceptual model for a hydrocarbon accumulation used by explorationists to develop prospects in a basin, region or trend. Though no definitive time can be placed on securing joint venture agreements we will attempt to secure joint venture property interests within 6 months from the date of the completion of the financing contemplated herein. No formal agreement or understandings have been reached between the parties on any of our discussions and should we be successful in any of these efforts and secure exploration interests we shall require significant additional capital. We anticipate hiring an Australian based agent to act as our resident agent and commence a search for a qualified Australian based director and financial officer.

We have been in operation only since February 23, 2006 and have experienced losses since that time. As of May 31, 2006, we have $82,874 in working capital. If we complete the minimum financing offered pursuant to our SB-2 registration statement declared effective on June 19, 2006, we will have sufficient funds to carry out a limited plan of operations for the next sixteen months. If we are successful in securing exploration interests we will require additional funds beyond those contemplated in the registration statement. We rely principally on the issuance of common shares by private placements to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible, we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares. Other than a resident Australian agent and potential future financial officer, we do not expect any significant increases in the number of employees in the near future.

We are an exploration stage company with limited operations and have not yet received revenues from operations, generated profitability or experienced positive cash flow from operations. We currently have no oil or gas properties or any known deposits of oil or gas. Our President has extensive experience in the oil and gas industry with specific industry experience in exploration in Australia and New Zealand. Mr. Hart has given us his undertaking to act as President and Director until March 31st, 2007.

Mr. Hart's responsibilities include data review, including geochemical and petrological review to determine petroleum source potential and reservoir quality, reinterpretation of existing seismic data and an initial assessment of potential budgets and work programs of properties presently under review in Australia.

If we are successful in securing exploration interests we will be obliged to complete proposed work programs to maintain our interests in good standing. There can be no certainty as to the costs of the future work program; however, we will require additional funds to discharge our exploration obligations whether the interests are acquired through joint venture or through government tender. We do not have sufficient capital to satisfy the potential future exploration expenditures and we will rely principally on the issuance of Common Stock to raise funds to finance the expenditures that we expect to incur should we secure exploration interests. Failure to raise additional funds will result in the failure to meet our obligations and the relinquishment of our interest in any future permit acquired. We have relied principally on the issuance of Common Stock in private placements to raise funds to support our business but there can be no assurance that we will be successful in raising additional funds through the issuance of additional equity.

We do not expect any significant purchases of plant and equipment or any increase in the number of employees in the near future.

Off balance-sheet arrangements

We do not have any off balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent accounting pronouncements

There have been no recent accounting pronouncement since the filing of the Company's Form SB-2, filed on June 13, 2006, that have a material impact on the Company's financial presentation and disclosure.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We completed an offering of 5,000,000 shares of our common stock at a price of $0.02 per share to our executive officer on March 8, 2006. The total cash amount we received from this offering was $100,000. We completed the offering pursuant to Regulation S of the Securities Act. The executive officer represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. He represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued in accordance with Regulation S and the transfer agent affixed the appropriate legends. The executive officer had adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

(b) Reports on Form 8-K filed during the quarter.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT EXPLORATION INC. (Registrant)

Dated: July 14, 2006	BY:	/s/ ALAN HART President, Chief Executive Officer, and Chief Financial Officer and Director