Form 10QSB
period 2006-08-31
SUMMIT EXPLORATION INC.
filed 2006-10-06
CIK 1357642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2006

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number: 333-133079

SUMMIT EXPLORATION INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4475552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 700, One Executive Place 1816 Crowchild Trail N.W. Calgary, AB      T2M 3Y7

(Address of principal executive offices)                                                                     (Zip Code)

Registrant's telephone number, including area code:    (403) 313 8995

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.0001 par value per share: 5,000,000 outstanding as of October 2, 2006.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Summit Exploration Inc.
(An Exploration Stage Company)

August 31, 2006

Summit Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	August 31	February 28
	2006	2006
	$	$

ASSETS

Current Assets

Cash	90,943	1

Total Assets	90,943	1

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	3,803	355
Accrued Liabilities	-	4,000
Due to related party (Note 4)	15,000	-

Total Liabilities	18,803	4,355

Contingencies (Note 1)

Stockholders' Equity/(Deficit)

Common stock, 50,000,000 shares authorized, $0.0001 par value,
5,000,000, and 1 shares issued and outstanding respectively	500	1

Additional Paid in Capital	99,501	-

Deficit Accumulated During the Exploration Stage	(27,861)	(4,355)

Total Stockholders' Equity (Deficit)	72,140	(4,354)

Total Liabilities and Stockholders' Equity (Deficit)	90,943	1

(The Accompanying Notes are an Integral Party of These Financial Statements)

Summit Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

				For the period
	Accumulated from			from February
	February 23, 2006	Six Months	Three months	23, 2006 (Date
	(Date of Inception)	ended	ended	of Inception) to
	to August 31	August 31	August 31	February 28,
	2006	2006	2006	2006
	$	$	$	$

Revenue	-	-	-	-

Expenses

General and administrative	21,861	21,506	8,734	355
Professional fees	6,000	2,000	2,000	4,000

Total Expenses	27,861	23,506	10,734	4,355

Net Loss	(27,861)	(23,506)	(10,734)	(4,355)

Net Loss Per Share - Basic and Diluted		-	-	(4,355)

Weighted Average Shares Outstanding		4,782,609	4,565,000	1

(The Accompanying Notes are an Integral Party of These Financial Statements)

Summit Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

		From
	Six Months	February 23, 2006
	ended	(Date of Inception)
	August 31	to February 28,
	2006	2006
	$	$

Cash Flows Used in Operating Activities

Net loss	(23,506)	(4,355)

Change in operating assets and liabilities
Accounts payable and accrued liabilities	(552)	4,355
Due to related party	15,000	-

Net Cash Used in Operating Activities	(9,058)	-

Cash Flows From Financing Activities

Proceeds from issuance of common shares	100,000	1

Net Cash Flows Provided by Financing Activities	100,000	1

Increase in Cash	90,942	1

Cash - Beginning of Period	1	-

Cash - End of the Period	90,943	1

Supplemental Disclosure
Interest paid	-	-
Income taxes paid	-	-

(The Accompanying Notes are an Integral Party of These Financial Statements)

Summit Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2006

  Exploration Stage Company

  The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting By Development Stage Enterprises" incorporated under the laws of the State of Nevada on February 23, 2006. The Company is engaged in the acquisition, exploration, and development of oil and gas properties. As at August 31, 2006, the Company does not own an oil and gas property interest and is searching for new oil and gas properties which meet its investment criteria.

  The Company currently has no business operations, no oil and gas properties and as a result has no revenues and has not generated any cash flows from operations to fund its acquisition, exploration and development activities. The Company intends to rely upon the issuance of equity securities to finance its oil and gas property acquisitions and commence exploration and development on acquired properties, however there can be no assurance it will be successful in raising the funds necessary, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. As at August 30, 2006, the Company has accumulated losses since inception of $27,861. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

  On April 7, 2006, the Company filed an SB-2 Registration Statement ("SB-2") with the United States Securities and Exchange Commission to offer a minimum of 2,500,000 common shares to a maximum of 5,000,000 common shares of the Company at $0.10 per common share for minimum proceeds of $250,000 and maximum proceeds of $500,000. The SB-2 was declared effective on June 19, 2006, and the Company has not issued any common shares with respect to the SB-2.

  Summary of Significant Accounting Policies

  a) Basis of Presentation

  These interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is February 28.

  b) Use of Estimates

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

  c) Basic and Diluted Net Income (Loss) Per Share

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

  d) Comprehensive Loss

  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

  e) Cash and Cash Equivalents

  The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Summit Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2006

  Summary of Significant Accounting Policies (continued)

  f) Oil and Gas Property

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

    there are no firm plans for further drilling on the unproved property;

    negative results were obtained from studies of the unproved property;

    negative results were obtained from studies conducted in the vicinity of the unproved property; or

    the remaining term of the unproved property does not allow sufficient time for further studies or drilling.

  This policy is prospective in nature as the Company currently does not have any oil and gas property interest.

  g) Asset Retirement Obligations

  The Company will recognize a liability for future asset retirement obligations associated with oil and gas properties. The estimated fair value of the asset retirement obligation will be based on current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability will be capitalized as part of the cost of the related asset and amortized over its useful life. The liability will accrete until the Company settles the obligation. As of August 31, 2006, the Company did not have any asset retirement obligations.

  h) Financial Instruments

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

  i) Income Taxes

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

Summit Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2006

  Summary of Significant Accounting Policies (continued)

  j) Foreign Currency Translation

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

  k) Interim Financial Statements

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

  l) Stock-based Compensation

  Effective February 23, 2006, the date of inception, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments".

  m) Recent Accounting Pronouncements

  In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Integration No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

  Common Shares

  a) On March 8, 2006, the Company issued 5,000,000 common shares at $0.02 per common share to the President of the Company for cash proceeds of $100,000. In addition, the Company cancelled the 1 common share issued to the President of the Company as described in Note 3(b).

  b) On February 23, 2006, the Company issued 1 common share to the President of the Company for cash proceeds of $1.

  Due to Related Party

  For the six months ended August 31, 2006, the Company owes the President of the Company $15,000 for consulting fees and reimbursed the President $1,682 for travel expenses. These amounts are non-interest bearing, unsecured, and due on demand.

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

We have been in operation only since February 23, 2006 and have experienced losses since that time. As of August 31, 2006, we have $72,140 in working capital. If we complete the minimum financing offered pursuant to our SB-2 registration statement declared effective on June 19, 2006, we will have sufficient funds to carry out a limited plan of operations for the next sixteen months. If we are successful in securing exploration interests we will require additional funds beyond those contemplated in the registration statement. We rely principally on the issuance of common shares by private placements to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible, we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares. Other than a resident Australian agent and potential future financial officer, we do not expect any significant increases in the number of employees in the near future.

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

Recent accounting pronouncements

There have been no recent accounting pronouncement since the filing of the Company's Form 10QSB, filed on July 14, 2006, that have a material impact on the Company's financial presentation and disclosure.

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

None

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

SUMMIT EXPLORATION INC. (Registrant)
Dated: October 05, 2006	BY:	/s/ ALAN HART President, Chief Executive Officer, and Chief Financial Officer and Director