Form 10QSB
period 2006-11-30
SUMMIT EXPLORATION INC.
filed 2007-01-12
CIK 1357642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2006

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.0001 par value per share: 8,162,800 outstanding as of January 11, 2006.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Summit Exploration Inc.
(An Exploration Stage Company)

November 30, 2006

Summit Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	November 30	February 28
	2006	2006
	$	$

ASSETS

Current Assets

Cash	392,906	1

Total Assets	392,906	1

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	4,030	355
Accrued Liabilities	-	4,000
Due to related party (Note 4)	22,500	-

Total Liabilities	26,530	4,355

Contingencies (Note 1)

Stockholders' Equity (Deficit)

Common stock, 50,000,000 shares authorized, $0.0001 par value,
8,162,800, and 1 shares issued and outstanding, respectively	816	1

Additional Paid in Capital	415,465	-

Deficit Accumulated During the Exploration Stage	(49,905)	(4,355)

Total Stockholders' Equity (Deficit)	366,376	(4,354)

Total Liabilities and Stockholders' Equity (Deficit)	392,906	1

(The Accompanying Notes are an Integral Party of These Financial Statements)

Summit Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

				For the period
	Accumulated from			from February
	February 23, 2006	Nine Months	Three months	23, 2006 (Date
	(Date of Inception)	ended	ended	of Inception) to
	to November 30	November 30	November 30	February 28,
	2006	2006	2006	2006
	$	$	$	$
Revenue	-	-	-	-

Expenses

Foreign exchange loss (Note 2(j))	10,679	10,679	9,779	-
General and administrative	29,641	29,286	11,180	355
Professional fees	9,585	5,585	1,085	4,000

Total Expenses	49,905	45,550	22,044	4,355

Net Loss for the Period	(49,905)	(45,550)	(22,044)	(4,355)

Net Loss Per Share - Basic and Diluted		-	-	(4,355)

Weighted Average Shares Outstanding		5,015,844	5,487,415	1

(The Accompanying Notes are an Integral Party of These Financial Statements)

Summit Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

		From
	Nine Months	February 23, 2006
	ended	(Date of Inception)
	November 30	to February 28,
	2006	2006
	$	$

Cash Flows Used in Operating Activities

Net loss for the period	(45,550)	(4,355)

Change in operating assets and liabilities
Accounts payable and accrued liabilities	(325)	4,355
Due to related party	22,500	-

Net Cash Used in Operating Activities	(23,375)	-

Cash Flows From Financing Activities

Proceeds from issuance of common shares	416,280	1

Net Cash Flows Provided by Financing Activities	416,280	1

Increase in Cash	392,905	1

Cash - Beginning of Period	1	-

Cash - End of the Period	392,906	1

Supplemental Disclosure
Interest paid	-	-
Income taxes paid	-	-

(The Accompanying Notes are an Integral Party of These Financial Statements)

Summit Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006

1. Exploration Stage Company

Summit Exploration Inc. (the "Company") is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting By Development Stage Enterprises" incorporated under the laws of the State of Nevada on February 23, 2006. The Company is engaged in the acquisition, exploration, and development of oil and gas properties. As at November 30, 2006, the Company does not own an oil and gas property interest and is searching for new oil and gas properties which meet its investment criteria.

The Company currently has no business operations, no oil and gas properties and as a result has no revenues and has not generated any cash flows from operations to fund its acquisition, exploration and development activities. The Company intends to rely upon the issuance of equity securities to finance its oil and gas property acquisitions and commence exploration and development on acquired properties, however there can be no assurance it will be successful in raising the funds necessary, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. As at November 30, 2006, the Company has accumulated losses since inception of $49,905. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

On April 7, 2006, the Company filed an SB-2 Registration Statement ("SB-2") with the United States Securities and Exchange Commission to offer a minimum of 2,500,000 common shares to a maximum of 5,000,000 common shares of the Company at $0.10 per common share for minimum proceeds of $250,000 and maximum proceeds of $500,000. The SB-2 was declared effective on June 19, 2006, and on November 17, 2006 the Company issued 3,162,800 common shares. Refer to Note 3.

2. Summary of Significant Accounting Policies

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

d) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Summit Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006

2. Summary of Significant Accounting Policies (continued)

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

g) Asset Retirement Obligations

The Company will recognize a liability for future asset retirement obligations associated with oil and gas properties. The estimated fair value of the asset retirement obligation will be based on current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability will be capitalized as part of the cost of the related asset and amortized over its useful life. The liability will accrete until the Company settles the obligation. As of November 30, 2006, the Company did not have any asset retirement obligations.

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

Summit Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006

2. Summary of Significant Accounting Policies (continued)

j) Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. For the three-month period ended November 30, 2006, the Company recorded foreign exchange loss of $9,779. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

m) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs.

Summit Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006

2. Summary of Significant Accounting Policies (continued)

m) Recent Accounting Pronouncements (continued)

SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

3. Common Shares

(a) On November 17, 2006, the Company issued 3,162,800 common shares at $0.10 per common share, pursuant to the SB-2 as noted in Note 1, for gross proceeds of $316,280.

(b) On March 8, 2006, the Company issued 5,000,000 common shares at $0.02 per common share to the President of the Company for cash proceeds of $100,000. In addition, the Company cancelled the 1 common share issued to the President of the Company as described in Note 3(c).

(c) On February 23, 2006, the Company issued 1 common share to the President of the Company for cash proceeds of $1.

4. Due to Related Party

For the nine months ended November 30, 2006, the President of the Company incurred travel expenses of $1,682, and consulting fees of $22,500. As at November 30, 2006, the Company owes the President of the Company $22,500 for consulting fees. These amounts are non-interest bearing, unsecured, and due on demand.

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

We have been in operation only since February 23, 2006 and have experienced losses since that time. As of November 30, 2006, we have $366,376 in working capital. During the quarter we completed a financing of $316,280 and issued 3,162,800 shares pursuant to our SB-2 registration statement declared effective on June 19, 2006. We now have sufficient funds to carry out a limited plan of operations for the next sixteen months. If we are successful in securing exploration interests we will require additional funds. We rely principally on the issuance of common shares by private placements to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible, we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares. Other than a resident Australian agent and potential future financial officer, we do not expect any significant increases in the number of employees in the near future.

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

Off balance-sheet arrangements

We do not have any off balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent accounting pronouncements

There have been no recent accounting pronouncement since the filing of the Company's Form 10QSB, filed on October 6, 2006, that have a material impact on the Company's financial presentation and disclosure.

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

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-133079, permitting us to offer a minimum of 2,500,000 shares and a maximum 5,000,000 shares at $0.10 per share. There is no underwriter involved in our public offering. On November 17, 2006, we completed our public offering by selling 3,162,800 shares of common stock and raising $316,280. As of November 30, 2006 we have not used any proceeds from this offering.

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

SUMMIT EXPLORATION INC. (Registrant)
Dated: January 12, 2007	BY:	/s/ ALAN HART President, Chief Executive Officer, and Chief Financial Officer and Director