Form 10QSB/A
period 2006-05-31
SUMMIT EXPLORATION INC.
filed 2007-02-21
CIK 1357642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Yes ☒     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.0001 par value per share: 8,162,800 outstanding as of February 20, 2007.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT EXPLORATION INC. (Registrant)

Dated: February 20, 2007	BY:	/s/ ALAN HART President, Chief Executive Officer, and Chief Financial Officer and Director