Form 10KSB
period 2007-02-28
SUMMIT EXPLORATION INC.
filed 2007-05-30
CIK 1357642

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2007

OR
☐ Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File # 333-133079

SUMMIT EXPLORATION INC.
(Name of Small Business Issuer in its charter)

NEVADA	20-4475552

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 700, One Executive Place 1816 Crowchild Trail N.W.

Calgary Alberta, T2M 3Y7 Canada
(Address of Principal Executive Offices including Zip Code)

(403) 313-8995
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:
COMMON STOCK
(Title of class)

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ YES ☐ NO

There is no disclosure of delinquent filers in reports to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB:☐ YES ☒ NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐ No

The issuer's revenues for its most recent fiscal year: $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of May 14, 2007 is: $0

The number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2007 and
May 14, 2007: 8,162,800 Shares Common Stock. $0.0001 par value per share.

Transitional Small Business Disclosure Format: ☐ YES ☒ NO

FORWARD LOOKING STATEMENTS

Certain information in this report including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Description of Business" and elsewhere contain "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements", including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although Summit Exploration Inc. believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in these forward-looking statements.

Forward-looking statements include but are not limited to:

Summit Exploration's ability to implement successfully its operating strategy as described in its business plan;

Future financial performance as estimated in Summit Exploration's financial projections;

Summit Exploration's forecasts of market demand; and,

Highly competitive market conditions.

This list of categories of forward-looking statements should not be construed as exhaustive. Summit Exploration will not update or revise any forward-looking statements.

Certain factors that could cause Summit Exploration's forward-looking statements not to be correct and cause Summit Exploration's actual results to materially vary from projections made in forward-looking statements as further described under the caption in Risk Factors contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report.

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

Summit Exploration Inc. ("Summit" or "the Company") is a Nevada company incorporated on February 23, 2006. The Company's registered office and agent for service is located at 5190 Neil Road, Suite 430, Reno Nevada 89501 and our principal corporate office is located at 1816 Crowchild Trail, N.W. Calgary Alberta. Since March 1st, 2006 we maintain an operation's office in Wellington, New Zealand and an agency office in Sydney, Australia. Our operations office telephone number is (643) 541-9558. We are an oil and gas exploration stage company with limited operations. To date we have had no revenues, have achieved losses since inception, and have been issued a going concern opinion from our auditors. We have yet to identify or secure permits for any exploration activities. The bidding for and securing of exploration interests is highly competitive and there is material risk that we will be unable to secure oil and gas interests and carry out our plan of operations. Failure to do so will result in the failure of our business and the total loss of your investment. If we are successful in securing exploration interests we will require additional funding to discharge our exploration obligations. Should we fail to raise additional funds, we will be unable to carry out our plan of operations.

We rely upon the sale of our securities to fund operations. On November 17, 2006 we completed our initial public offering pursuant to an SB-2 registration statement declared effective by the Securities and Exchange Commission on June 19, 2006. We issued a total of 3,162,800 shares for total proceeds of $316,280. On April 20, 2007 our common stock commenced trading on the OTC Bulletin Board under the symbol SMIX.

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

(b) Business of the Issuer

We are an exploration stage company engaged in the assessment, acquisition, exploration and development of oil and gas properties in Queensland Australia and other regions in Australia that meet the following general investment criteria: working interests in shallow onshore targets, adjacent to and/or on trend with previous discoveries, and with total cash commitments of $300,000 to $500,000 per well. We presently do not have any oil and gas interests. In an effort to secure exploration interests that meet our criteria, we are assessing the potential of various properties in Australia with an emphasis on the opportunities in the Cooper and Ermanga Basins. The assessment includes geochemical and petrological review to determine petroleum source potential and reservoir quality, interpretation and reinterpretation of existing seismic data, as well as consideration of discoveries made by third parties on properties adjacent to, or, depending on circumstances, in the area of the properties we are assessing. Geological conditions are however, unpredictable. The analysis of geochemical, petrological, seismic data, and discovery of reserves on properties adjacent to, or in the area of properties under consideration is no assurance that commercially recoverable reserves of oil and gas will be discovered on properties under consideration. There is also no assurance that government authorities or existing permit holders will accept our applications and proposals. See Risk Factors under this item.

We have not received any revenues from oil and gas operations. We are an exploration stage company and have no significant assets, tangible or intangible. We have no history of earnings and there is no assurance that our business will be profitable. As at February 28, 2007 we have an accumulated deficit of $65,288 and we expect to continue incurring operating losses and accumulating deficits until such time that we achieve profitable operations.

Our President devotes 80% of his time to the company. He has not entered into any employment nor consulting agreements with us. He also devotes 20% of his time to Golden Downs Consulting, an oil and gas consulting service that specializes in geological review and assessment in the Austral Asian region. In the course of his work for our company Mr. Hart may choose to work on matters specific to Golden Downs Consulting at a time that may not be opportune to the best interests of our company. As a result we may loose opportunities that we would have otherwise secured. In such a situation where a conflict of interest exists any decision by our President, which furthers the best interests of other competing businesses, may be harmful to our business. Starting March 1st, 2006 our President is currently paid a consulting fee of $2,500 per month.

There is no assurance that we will earn revenue, operate profitably or provide a return on investment to our security holders. Our activities since our inception have been limited and have consisted of conducting preliminary discussions with possible joint venture partners, attending regional oil and gas conferences and reviewing government tenders. We are reviewing existing data prepared by GeoScience Australia and made available through the government of Australia. These data packages significantly reduce the time and costs associated with evaluating prospectivity and preparing a bid or joint venture proposal for exploration permits.

To date we have not held any discussions related to potential future funding. Our business plan is limited in its scope and we intend to derive all of our revenue from a discovery of commercial quantities of hydrocarbons. Specifically, discovering sufficient quantities of hydrocarbons to warrant their profitable development. We have no other business plans and if we are unsuccessful in discovering commercial quantities of hydrocarbons our business will fail.

Should we be successful in securing exploration rights either through joint venture with existing permit holders or through government tender we will require significant additional funding. We anticipate raising additional financing through the sale of equity securities to finance such exploration obligations, although there can be no assurance that such funding will be available. In the event that future equity financing cannot be raised or negotiations for funding are not successful, our plan of operations will be significantly curtailed. There can be no assurance that we will be able to successfully raise the capital required, when required, to meet these additional costs. Additionally, there can be no assurance that if we are successful in securing funding that we will be successful in discovering commercial quantities of hydrocarbons, or that we will have access to funds to develop a successful discovery without significant dilution or cost to our stockholders.

QUEENSLAND AUSTRALIA PETROLEUM EXPLORATION PERMITS

The following is a brief outline of the requirements associated with exploration permits in Queensland Australia. We will incur significant expenses regardless of our success in securing oil and gas exploration interests. The requirements listed below highlight some of the associated expenses we would incur in the event that we successfully secure a joint venture partnership or exploration interests through government tender specific to our area of focus: specifically, shallow onshore interests adjacent to and/or on trend with previous discoveries and with total cash commitments between $300,000 and $500,000 per well.

In Queensland, Australia, an onshore exploration permit is a form of tenure granted by the Queensland government under the Petroleum and Gas (Production and Safety) Act. The Petroleum and Gas (Production and Safety) Act grants 2 different types of petroleum tenure, an authority to prospect (ATP) for exploration and a petroleum lease (PL) for development upon commercial discovery of oil or gas. The maximum land area for an ATP tenure is approximately 7,500 sq. km and approximately 225 sq. km for a PL. In each case the area must form a single parcel of land. For an ATP the maximum term for tenure is 12 years (including the initial term and any renewal terms). For a PL the term is 30 years although a PL may be renewed which, in aggregate with previous terms, take the total term of the PL beyond 30 years. Applications for renewal of an ATP petroleum tenure must be made within 60 business days before the end of the existing term and 80 business days before the end of the existing term for a PL.

Prior to being granted an ATP our proposed work program must be approved by the state government where the exploration activity will be undertaken. Initial work programs have a maximum term of 4 years and set out the description of the geological model for which we are basing our application, our assessment of the potential of discovery and our rationale for our proposed exploration activities. If our application is approved we will be obliged to carry out the exploration activities set out under our work program in order to maintain the permit in good standing. We must also satisfy the minister that we have the financial capacity, the technical expertise and experience to discharge our responsibilities as set out in our proposed work program. To extend our interest beyond the initial 4-year grant we will be required to submit a new application to the Minister at least 20, but not more than 60, business days before the end of the existing work program. If a later work program is not submitted before the end of the existing work program and we fail to comply with a notice requiring submission of a later work program our ATP will be cancelled.

If we are awarded an ATP and have a subsequent commercial discovery we can make an application for the grant of a PL. The term of the ATP will continue until a decision is made on the PL application, even if the term of the ATP would otherwise have expired in the meantime. Under the Petroleum and Gas (Production and Safety) Act, the holder of an ATP has a right of entitlement to the grant of a PL but must satisfy the Minister that the prescribed requirements have been complied with. Specifically; the Minister approving the applicant's proposed initial development plan and the Minister being satisfied that the applicant has sufficient financial and technical resources to carry out the proposed petroleum production or storage activities.

Royalties

If we are successful in discovering commercial quantities of oil or gas, secure sufficient funds to develop the discovery and are granted a petroleum license we will be required to pay a royalty at a rate of 10% of the wellhead value of the petroleum sold less allowable expenses. The wellhead value is the sum that could reasonably be expected to be realized on a commercial basis, or the fair market.

Allowable expenses include;

- Charges paid or payable by us to a third party for transportation to the point of sale.

- Processing plant tolls or other charges paid or payable by us to a third party for processing the petroleum before it is sold.

- Depreciation of capital expenditure by us on a petroleum facility or pipeline used for processing the petroleum or transporting it from the wellhead to the point of its sale, allocated over 10 years or a shorter period if the Minister so decides.

- An operating cost incurred, or to be incurred, by us that directly relates to treating, processing or refining the petroleum before it is sold or transporting the petroleum to the point of its sale.

- Repairs and maintenance of, and insurance costs for, petroleum facilities and pipelines used to process the petroleum or transport it from the wellhead to the point of its sale.

- Petroleum tenure rents and Petroleum storage costs.

- Other expenses incurred, or to be incurred, by us in relation to the operation of the site at which the petroleum was produced that is approved by the Minister.

Accounting profits for purpose of calculating royalties are defined as the excess of net sales revenues over the total of allowable deductions. Allowable deductions are the sum of the foregoing expenses incurred in the current year less any capital proceeds received during the year.

The obligation to determine royalties payable may require additional accounting staff and expenses. Presently, we cannot ascertain the extent of these expenses but anticipate additional costs to collect and maintain sufficient records and to calculate the royalties payable on a quarterly and annual basis.

ENVIRONMENTAL REGULATION IN AUSTRALIA

A complex legislative framework governs environmental regulation for petroleum activities in Australia. The administering authority imposes standard codes of environmental compliance. These codes are used to regulate certain petroleum activities like exploration and development. The environmental assessment process for an ATP is based on whether we are able to comply with the relevant code of environmental compliance and operate within the criteria for exploration. The codes were developed to provide a simplified approval process for ATP activities and include such requirements as how to operate projects in compliance with standard environmental conditions, references to best practice environmental management and advisory notes that provide technical guidelines.

The criteria for an ATP activity are whether potential harm to the environment by the proposed work program can be managed through compliance with the standard environmental codes of environmental compliance. If the application complies with the above requirements, the ATP will be granted. The application must be made in the approved form, describe the petroleum activity and certify that we can operate within the prescribed criteria and comply with the relevant standard environmental codes.

Risk Factors

Our common shares must be considered a speculative investment. Readers should carefully consider the risks described below before deciding whether to invest in shares of our common stock. If we do not successfully address the risks described below, there could be a material adverse effect on our business, financial condition or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure any investor that we will successfully address these risks.

The purchase of the common shares involves a number of significant risk factors. Purchasers of common shares should consider the following:

Risks associated with our business

We were incorporated on February 23, 2006 and have a limited history of operations making it difficult to evaluate our current value and chance of success. We have not had success in these areas and there is no guarantee that we will ever acquire any exploration interests. Our limited history makes it difficult to evaluate the current value of our shares and our chances of success leading to volatility in the value of your investment.

Oil and gas exploration is very competitive and we will not be able to effectively compete with other companies in bidding for and securing oil and gas interests resulting in a high risk of failure for our company. We are in competition with other companies with greater financial resources and expertise in bidding for the acquisition of petroleum interests from various state authorities and permit holders, in purchasing or leasing equipment necessary to explore for, develop and produce hydrocarbons and in obtaining the services of personnel in the exploration for, and development and production of, hydrocarbons. Our inability to compete raises the risk that we will be unable to secure oil and gas interests and carry out our plan of operations.

We have no oil and gas interests and if we are successful in securing interests we may be unable to meet the terms and conditions of the permit. Failure to meet the prescribed terms and conditions may result in the loss or abandonment of the permit resulting in the inability to carry out our plan of operations. In all cases, the terms and conditions of any future potential permit or license granting us, directly or indirectly, the right to explore for and develop hydrocarbons prescribes a work program and the date or dates before which such work program must be satisfied. Varying circumstances, including our financial resources, availability of required equipment, and other matters, may result in the failure to satisfy the terms and conditions of a permit or license and result in the complete loss of the interest in the permit or license.

Mr. Hart is our sole officer and director and has agreed to act in these capacities until March 2008. If Mr. Hart fails to stand for re-election or we fail to secure additional directors and officers we will be left without effective management. Mr. Hart has a thorough knowledge of our business and in particular exploration in the Austral Asia regions of Indonesia, New Zealand and Australia. The management and growth of the company depends on his continued involvement. We do not have employment agreements in place with Mr. Hart nor do we carry key-person insurance. The loss of his services or if he decides not to stand for re-election after March 2008 and we are unable to find a replacement we will be left without management resulting in the likely failure of our business and the total loss of your investment.

Mr. Hart has other business interests, which may conflict with our business. Any decision to the benefit of his other business interests could be detrimental to us. We have one officer and director who has another business interest, which results in him devoting only approximately 80% of his time to the business of the company. A conflict of interest between Mr. Hart's other business interest and us could result in the loss of exploration opportunities.

Mr. Hart established our internal controls over our financial reporting, disclosure controls and procedures. He is responsible for monitoring these controls and has limited experience that may lead to errors and omissions. Our sole officer and director is responsible for maintaining our financial reporting, including proper accounting records, selecting appropriate accounting principles, safeguarding assets and complying with relevant laws and regulations. His lack of experience may lead to inadequate controls and procedures resulting in errors and omissions that may go undetected and jeopardize the viability of our firm, resulting in the total loss of your investment.

Mr. Hart has limited experience in financial accounting, which may result to errors and increase costs associated with our reporting obligations. Mr. Hart has limited experience in financial accounting. He will have to devote considerable time to the preparation of Exchange Act reporting documents and his lack of experience may result in errors. There can be no assurance that errors made will not cost the company and reduce the value of your investment.

Based upon our financial position our auditor has expressed substantial doubt about our ability to continue as a going concern. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from operations or to raise additional capital through debt or equity financings to meet our future capital obligations. As of February 28, 2007 we have working capital of $350,993 sufficient to finance our plan of operations for the next 12 months. If we do not raise the capital required to carry out our plan of operations, we may be unable to continue as a going concern.

There is no assurance that we will successfully secure oil and gas interests and if successful that we will discover hydrocarbons. Failure to discover hydrocarbons will make it difficult for us to remain as a going concern. We do not have any oil and gas exploration interests, no known hydrocarbon reserves and there is no assurance that we will discover commercial quantities of hydrocarbons. In addition, even if hydrocarbons are discovered, the costs of development may render any deposit found uneconomic. If we do not secure oil and gas exploration interests, find hydrocarbon reserves or are unable to develop reserves, either because we do not have sufficient capital or the costs of extraction are uneconomical, we will have to cease operations and investors who have purchased shares may lose their investment.

Geological conditions are variable and unpredictable and heighten exploration risk. Oil and gas exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing properties. Even if production is commenced from a well, the production will inevitably decline and may be affected or terminated by changes in geological conditions that cannot be foreseen or remedied. A change in geological conditions may render a discovery uneconomic.

The marketing and sale of petroleum products is subject to government regulation that may impair our ability to sell hydrocarbons or limit the prices available. Changes to government regulation or laws in the jurisdictions in which we may be operating might result in a discovery becoming uneconomical leading to financial losses. Even if we make discoveries in commercial quantities, development of a discovery may take a number of years and financial conditions at that time cannot be determined. The availability of products sold, or to be sold, may be restricted or rendered unavailable due to factors beyond our control, such as change in laws in the jurisdictions in which we may be operating, changes in the source of supply in foreign countries and prohibition on use due to testing and licensing requirements.

The price for oil and gas is volatile and determined by factors beyond our control. Failure to accurately forecast prices may result in financial losses. Prices for oil and gas may fluctuate widely from time to time depending on international demand, production and other factors that cannot be foreseen. A decline in price may render a discovery uneconomic resulting in unforeseen losses. If a discovery becomes uneconomical due to declining prices, funds spent to develop the discovery might not be recoverable leading to financial losses.

We are subject to local laws and regulations that are subject to change, including tax and land title claims. Any material change could have an adverse effect on our business and our ability to operate. There is no assurance that governmental regulation will not vary, including regulations relating to prices, royalties, allowable production, environmental matters, import and export of hydrocarbons and protection of water resources and agricultural lands. We will be subject to numerous governmental regulations that relate directly and indirectly to our operations including but not limited to title, production, marketing and sale of hydrocarbons, taxation, and environmental matters. There is no assurance that the laws relating to the ownership of petroleum interests and the operation of our business in the jurisdiction in which we operate will not change in a manner that may materially and adversely affect our business.

We presently do not carry liability or title insurance and do not plan to secure any in the future. The lack of insurance makes us vulnerable to excessive potential claims and loss of title. We do not maintain insurance against public liability, environmental risks or title. The possibility exists that title to future prospective properties may be lost due to an omission in the claim of title and any claims against us may result in liabilities we will not be able to afford resulting in the failure of the business and the complete loss of your investment.

Our business will be subject to laws that control the discharge of materials into the environment and we may be liable for damages and the costs of removing hydrocarbon spills for which we are held responsible. The laws relating to the protection of the environment have become more stringent and may expose us to liability for the conduct of, or conditions caused by others or for our actions that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on our business.

We will conduct a portion of our business in Australia dollars, the value of which fluctuates against the U.S. currency. An appreciation in the Australian dollar against the US dollar may have adverse effects on our business. We hold cash reserves in US dollars but will begin incurring a significant proportion of our expenses in Australian denominated dollars. An increase in value of the Australian currency versus the US dollar would have a detrimental effect, as expenses incurred would, in turn, increase in US dollars. While certain fluctuation can be expected to continue there can be no assurance that the exchange rate will stabilize at current rates.

We have no history of earnings and there is no assurance that if we do that, dividends will be declared. We have no history of earnings and there is no assurance that our business will be profitable and, even if profitable, there is no assurance the board of directors will declare dividends on common shares.

Broker-dealers may be discouraged from effecting transactions in our shares of Common Stock because they are considered penny stocks and are subject to the penny stock rules. The Securities and Exchange Commission (the "SEC") has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements often have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules. Our common stock is currently subject to the penny stock rules, and accordingly, investors may find it difficult to sell their shares, if at all.

Employees and Consultants

We are an exploration stage company and other than our executive officer, Mr. Alan Hart, we do not have any employees.

Research and Development

We did not incur any research and development expenditures for the fiscal year ended February 28, 2007 or period ended February 28, 2006.

Patents, Licenses, Trademarks, Franchises, Concessions, or Royalty Agreements

We currently do not own, legally or beneficially, and are not a party to any patents, licenses, trademarks, franchises, concessions, or royalty agreements.

(c) Reports to security holders

This 10KSB is filed voluntarily and we intend to continue filing periodic reports even if our obligations are suspended under the Exchange Act as far as it is required under the Exchange Act.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain an executive corporate office at Suite 700, One Executive Place 1816 Crowchild Trail N.W. Calgary, AB T2M 3Y7, an operation's office at 1067-88 Valley Road, RD1 Wakefield 7181 New Zealand. We anticipate establishing an agency office in Queensland, Australia.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings to which we are subject to or which are anticipated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Registrant's shareholders in the fourth quarter of the Registrant's fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market information

Our shares trade on the OTC Bulletin Board under the symbol SMIX. The shares commenced trading on April 20, 2007 and as such no summary trading by quarter is presented in this 10KSB.

At May 14, 2007, there were 8,162,800 common shares issued and outstanding.

(b) Holders

At May 14, 2007, there were 61 holders of record plus common shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

(c) Dividends

We have not declared any cash dividends nor are any intended to be declared. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for property acquisition, exploration and development for the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans approved by security holders	0	0	0

Total	0	0	0

Recent sales of Unregistered Securities

Our company was incorporated on February 23rd, 2006. Since inception we have issued the following unregistered securities at the following prices. There were no underwriters engaged and no underwriting discounts or commissions paid. All issues were made pursuant to exemptions from registration contained in Regulation S of the 1933 Securities Act.

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

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker"s or dealer"s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and; (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that is subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Our securities consist of common stock with a par value of $0.0001 per share. Our authorized capital is 50,000,000 common shares of which 8,162,800 common shares are issued and outstanding as of May 14, 2007. All of our common stock, issued and unissued, is of the same class and ranks equally as to dividends, voting powers and participation in our assets on a winding-up or dissolution. No common shares have been issued subject to call or assessment. Each common share is entitled to one vote with respect to the election of directors and other matters. The shares of common stock do not have cumulative voting rights.

Therefore, the holders of a majority of shares voting for the election of directors can elect all the directors then standing for election, if they chose to do so, and in such event the holders of the remaining shares will not be able to elect any directors. Our President currently beneficially owns 61.2% of the outstanding shares of the company's common stock and is in a position to influence all matters subject to stockholder vote. See "Security Ownership of Certain Beneficial Owners and Management."

The common shares have no preemptive or conversion rights, and no provisions for redemption, purchase for cancellation, surrender of sinking fund or purchase fund.

Neither our Articles of Incorporation nor our Bylaws contain specific provisions that would delay, defer or prevent a change in control. However, approximately 41,837,200 common shares are authorized but unissued as of May 14, 2007. All of such authorized but unissued shares will be available for future issuance by the Board of Directors without additional shareholder approval. These additional shares may be used for a variety of purposes, including future offerings to raise additional capital or to facilitate acquisitions. One of the effects of the existence of unissued and unreserved common stock may be to enable the Board of Directors to issue shares to persons friendly to current management, which could render more difficult or discourage an attempt to obtain control of Summit by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of management. Such additional shares also could be used to dilute the stock ownership of persons seeking to obtain control of Summit.

Our transfer agent is Interwest Transfer Company Inc. 1981 East 4800 South Suite 100 Salt Lake City, Utah 84117, (801) 272-9294

Preferred Stock

Our articles of incorporation do not authorize any shares of preferred stock.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Options

We have not issued and do not have outstanding any options to purchase shares of our common stock.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

Nevada Anti-Takeover Laws

Nevada Revised Statutes sections 78.378 to 78.379 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply. Our articles of incorporation and bylaws do not state that these provisions do not apply. The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute is limited to corporations that are organized in the state of Nevada and that have 200 or more stockholders, at least 100 of whom are stockholders of record and residents of the State of Nevada; and does business in the State of Nevada directly or through an affiliated corporation. Because of these conditions, the statute currently does not apply to our company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a) Plan of operation

Our plan of operations for the next 12 months is to continue assessments of various onshore exploration permits through the state and territorial governments in Australia with particular emphasis on Queensland. Upon completion of our assessment of government tendered permits we will submit our applications for an authority to explore. Additionally, we will continue discussions with third party permit holders with attention to potential joint venture partners in Queensland and South Australia and our assessment of the interests controlled and operated by them. To date these discussions have centered on the specific requirements of the exploration programs including but not limited to play types, land title security, operating budgets and time commitments. Play type refers to a conceptual model for a hydrocarbon accumulation used by explorationists to develop prospects in a basin, region or trend. No formal agreement or understandings have been reached between the parties on any of our discussions and should we be successful in any of these efforts and secure exploration interests we shall require significant additional capital. We anticipate hiring an Australian based agent to act as our resident agent and commence a search for a qualified Australian based director and financial officer.

We have been in operation only since February 23, 2006 and have experienced losses since that time. As of February 28, 2007, we have $350,993 in working capital. During the year we completed a financing of $316,280 and issued 3,162,800 shares pursuant to our SB-2 registration statement declared effective on June 19, 2006. We now have sufficient funds to carry out a limited plan of operations for the next sixteen months. If we are successful in securing exploration interests we will require additional funds. We rely principally on the issuance of common shares by private placements to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible, we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares. Other than a resident Australian agent and potential future financial officer, we do not expect any significant increases in the number of employees in the near future.

We are an exploration stage company with limited operations and have not yet received revenues from operations, generated profitability or experienced positive cash flow from operations. We currently have no oil or gas properties or any known deposits of oil or gas. Our President has extensive experience in the oil and gas industry with specific industry experience in exploration in Australia and New Zealand. Mr. Hart has given us his undertaking to act as President and Director until March 31st, 2008.

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

Liquidity and Capital Resources

During the twelve months ended February 28, 2007 total cash of $416,280 was raised through private placement.

At February 28, 2007, our current assets totaled $385,266 compared to $1 at the beginning of the fiscal year. Our current assets for both periods consisted entirely of cash. Our current liabilities at February 28, 2007 were $34,273 (2006: $4,355). Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

(c) Off-blance sheet arrangements

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

Summit Exploration Inc.
(An Exploration Stage Company)

February 28, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Summit Exploration Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Summit Exploration Inc. (An Exploration Stage Company) as of February 28, 2007 and 2006 and the related statements of operations, cash flows and stockholders' equity (deficit) for the year ended February 28, 2007 and for the period from February 23, 2006 (Date of Inception) to February 28, 2006 and accumulated from February 23, 2006 (Date of Inception) to February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Exploration Inc. (An Exploration Stage Company) as of February 28, 2007 and 2006, and the results of its operations and its cash flows for the year ended February 28, 2007 and for the period from February 23, 2006 (Date of Inception) to February 28, 2006 and accumulated from February 23, 2006 (Date of Inception) to February 28, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred a loss from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 30, 2007

(The Accompanying Notes are an Integral Part of These Financial Statements)

Summit Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	February 28,	February 28,
	2007	2006
	$	$

ASSETS

Current Assets

Cash	385,266	1

Total Assets	385,266	1

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	2,864	355
Accrued Liabilities (Note 4)	1,409	4,000
Due to related party (Note 5)	30,000	-

Total Liabilities	34,273	4,355

Commitments and Contingencies (Note 1)

Stockholders' Equity (Deficit)

Common stock, 50,000,000 shares authorized, $0.0001 par value,
8,162,800 and 1 shares issued and outstanding respectively	817	1

Additional Paid in Capital	415,464	-

Deficit Accumulated During the Exploration Stage	(65,288)	(4,355)

Total Stockholders' Equity (Deficit)	350,993	(4,354)

Total Liabilities and Stockholders' Equity (Deficit)	385,266	1

(The Accompanying Notes are an Integral Part of These Financial Statements)

Summit Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

			For the period
	Accumulated from		from February
	February 23, 2006	Year	23, 2006 (Date
	(Date of Inception)	Ended	of Inception) to
	to February 28,	February 28,	February 28,
	2007	2007	2006
	$	$	$
Revenue	-	-	-

Expenses

Foreign exchange loss	11,245	11,245	-
General and administrative	41,324	40,969	355
Professional fees	12,719	8,719	4,000

Total Expenses	65,288	60,933	4,355

Net Loss	(65,288)	(60,933)	(4,355)

Net Loss Per Share - Basic and Diluted		(0.01)	(4,355)

Weighted Average Shares Outstanding		5,765,500	1

(The Accompanying Notes are an Integral Part of These Financial Statements)

Summit Exploration Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in US dollars)

			For the period
	Accumulated from		From February
	February 23, 2006	Year	23, 2006 (Date
	(Date of inception)	Ended	of inception) to
	to February 28,	February 28,	February 28,
	2007	2007	2006
	$	$	$

Cash Flows Used in Operating Activities

Net loss for the period	(65,288)	(60,933)	(4,355)

Change in operating assets and liabilities
Accounts payable and accrued liabilities	4,273	(82)	4,355
Due to related parties	30,000	30,000

Net Cash Used in Operating Activities	(31,015)	(31,015)	-

Cash Flows From Financing Activities

Proceeds from issuance of common shares	416,281	416,280	1

Net Cash Flows Provided by Financing Activities	416,281	416,280	1

Increase in Cash	385,266	385,265	1

Cash - Beginning of Period	-	1	-

Cash - End of Period	385,266	385,266	1

Supplemental Disclosure
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Summit Exploration Inc.
(An Exploration Stage Company)
Statement of Stockholders' Equity
(Expressed in US dollars)

				Deficit
				Accumulated
				During the
	Common Stock		Additional-Paid-In	Exploration
	Shares	Par Value	Capital	Stage	Total
	#	$	$	$	$

Balance - February 23, 2006 (Date of Inception)	-	-	-	-	-

Common stock issued for cash at $0.0001 per share	1	1	-	-	1

Net loss for the period	-	-	-	(4,355)	(4,355)

Balance - February 28, 2006	1	1	-	(4,355)	(4,354)

Issuance of common stock for cash proceeds at $0.02 per share	5,000,000	500	99,500	-	100,000

Cancellation of common stock issued at $0.0001 per share	(1)	-	-	-	-

Issuance of common stock for cash proceeds at $0.10 per share	3,162,800	316	315,964	-	316,280

Net loss for the year	-	-	-	(60,933)	(60,933)

Balance - February 28, 2007	8,162,800	817	415,464	(65,288)	350,993

(The Accompanying Notes are an Integral Part of These Financial Statements)

Summit Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2007

1. Exploration Stage Company

Summit Exploration Inc. (the "Company") is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting By Development Stage Enterprises" incorporated under the laws of the State of Nevada on February 23, 2006. The Company is engaged in the acquisition, exploration, and development of oil and gas properties. As at February 28, 2007, the Company does not own an oil and gas property interest and is searching for new oil and gas properties which meet its investment criteria.

The Company currently has no business operations, no oil and gas properties and as a result has no revenues and has not generated any cash flows from operations to fund its acquisition, exploration and development activities. The Company intends to rely upon the issuance of equity securities to finance its oil and gas property acquisitions and commence exploration and development on acquired properties, however there can be no assurance it will be successful in raising the funds necessary, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. As at February 28, 2007, the Company has accumulated losses since inception of $69,288. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

On April 7, 2006, the Company filed an SB-2 Registration Statement ("SB-2") with the United States Securities and Exchange Commission to offer a minimum of 2,500,000 common shares to a maximum of 5,000,000 common shares of the Company at $0.10 per common share for minimum proceeds of $250,000 and maximum proceeds of $500,000. The SB-2 was declared effective on June 19, 2006, and on November 17, 2006, the Company issued 3,162,800 common shares for cash proceeds of $316,280.

2. Summary of Significant Accounting Policies

a)Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is February 28.

b)Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

d)Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Summit Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2007

2. Summary of Significant Accounting Policies (continued)

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

g)Asset Retirement Obligations

The Company will recognize a liability for future asset retirement obligations associated with oil and gas properties. The estimated fair value of the asset retirement obligation will be based on current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability will be capitalized as part of the cost of the related asset and amortized over its useful life. The liability will accrete until the Company settles the obligation. As of February 28, 2007, the Company did not have any asset retirement obligations.

h)Financial Instruments

Financial instruments, which include cash, accounts payable, accrued liabilities and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada, which may result in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Summit Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2007

2. Summary of Significant Accounting Policies (continued)

i)Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

k)Stock-based Compensation

On the Company's inception on February 23, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments".

l) Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" SFAS No. 158 requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. As such, the Company is required to adopt these provisions effective this fiscal year end. The adoption of this statement has no material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

Summit Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2007

2. Summary of Significant Accounting Policies (continued)

l) Recent Accounting Pronouncements (continued)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

3. Common Shares

(a) On February 23, 2006, the Company issued 1 common share to the President of the Company for cash proceeds of $1.

(b)On March 8, 2006, the Company issued 5,000,000 common shares at $0.02 per common share to the President of the Company for cash proceeds of $100,000. In addition, the Company cancelled the 1 common share issued to the President of the Company as described in Note 3(a).

(c)On November 17, 2006, the Company issued 3,162,800 common shares at $0.10 per common share for cash proceeds of $316,280, pursuant to the SB-2.

4. Accrued Liabilities

As at February 28, 2007, accrued liabilities consist of $1,409 (2006: $4,000) for professional fees.

5. Related Party Transactions/Balances

(a) As of February 28, 2007, the Company owes the President of the Company $30,000 for consulting fees. The amount owing is non-interest bearing, unsecured, and due on demand. During the Year ended February 28, 2007, the Company reimbursed the President of the Company $1,682 for travel expenses.

(b) Refer to Notes 3(a) and (b).

6. Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $65,300, which commence expiring in 2026. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended February 28, 2007 and 2006, the valuation allowance established against the deferred tax assets increased by $21,332 and $1,523, respectively.

The components of the net deferred tax asset at February 28, 2007 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are listed below:

	February 28,	February 28,
	2007	2006
	$	$
Net Operating Losses	65,300	4,350
Statutory Tax Rate	35%	35%
Effective Tax Rate	-	-
Deferred Tax Asset	22,855	1,523
Valuation Allowance	(22,855)	(1,523)

Net Deferred Tax Asset	-	-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 25, 2006, we entered into a contractual relationship with Manning Elliott LLP., Chartered Accountants, of Vancouver, British Columbia, Canada. They were appointed auditor by our board of directors. There have not been any disagreements with the auditor on any audit or accounting issues.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2007. Based upon that evaluation, our Directors, Chief Executive and Chief Financial Officer, concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a) Directors and executive officers

The names, municipality of residence, age and position held of the directors and executive officers of Summit are as follows:

Name and Municipality of Residence	Age	Position Held

Alan Hart 1067-88 Valley Road, Wakefield 7181 New Zealand	56	President & Director

Our director has a term of office expiring at the next annual general meeting, unless re-elected or earlier vacated in accordance with our bylaws. Our officer has a term of office lasting until their removal or replacement by the board of directors.

Mr. Alan Hart is our founder, President, Chief Executive Officer, and Chief Financial Officer and has been a director of the board of directors since our inception on February 23, 2006. Mr. Hart obtained his Master's Degree in Geology from the University of Texas at Arlington in 1979 and has worked in various capacities within the oil and gas industry since his graduation. He has worked both domestically and internationally with such firms as Hunt Oil, Atlantic Richfield and Arco in North and West Africa, Central America, Southeast Asia, Australia and New Zealand. In 1996 he established Golden Downs Consulting to assist petroleum companies developing exploration properties in the Australasian region. From May 2001 to June 2002, Mr. Hart was managing Director of Golden Downs Consulting providing project management services to companies operating in Austral Asia. These projects included completion of a two-year basin and hydrocarbon system analysis of the Northern Taranaki Basin, New Zealand, for Houston based EEX Corporation. From July 2002 until his resignation in June 2005 Mr. Hart was the Chief Executive Officer, President and a Director of TAG Oil Ltd (OTCBB: TAGOF) (TSX:TAO), a Canadian incorporated company operating in New Zealand. In this capacity he reviewed farmin opportunities worldwide and attended all operating and technical committee meetings associated with these permits and reviewed the geological and economic parameters of each well. In June 2005 he resigned as officer and director of TAG Oil and resumed his post as managing Director of Golden Downs Consulting. In July 2005 he provide consulting services to L&M Mining, a privately held New Zealand based gold and coal mining company to expand their activities into the petroleum sector. Under Mr. Hart's direction, L&M Mining successfully applied for and were awarded three exploration permits on the South Island, New Zealand. Mr. Hart was responsible for overseeing the permit application process, work obligation program, initial fieldwork, and seismic requisition planning. In October 2005, Mr. Hart was contracted by SCA, a Houston based geological consulting firm, to complete a project in Mumbai, India for Reliance Industries. The project included a sequence stratigraphic study over two of Reliance's offshore permits and provided the company with three previously unknown prospects. In early 2006, Mr. Hart acted as an expert witness in a High Court case involving Crown Minerals, New Zealand and Bounty Oil & Gas NL. His three week testimony concluded in late April 2006. Mr. Hart is currently managing Director of Golden Downs Consulting in addition to his position with Summit Exploration. Mr. Hart is a member of the American Association of Petroleum Geologists, Geological Association of America, the Indonesian Petroleum Association and a published author, most recently his article in the Oil and Gas Journal on exploration opportunities in Austral Asia.

(b) Significant Employees

We have no significant employees other than our executive management team.

(c) Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors and persons who own more than ten percent of a registered class of a company's equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the Securities and Exchange Commission. They are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to the Company we have determined the following:

Based solely on our review of these reports or written representations from certain reporting persons, the Registrant believes that during the fiscal year ended February 28, 2007 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

(e) Audit committee financial expert

The first registration statement filed by the Registrant was declared effective by the Securities and Exchange Commission on June 19th, 2006. This 10-KSB is the first annual report filed pursuant to Section 13(a) or 15(d) of the Exchange Act after the initial registration statement was declared effective. As such the Registrant elects to not make the disclosure required by this Item in this Form 10-KSB.

(f) Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our directors. A copy of our audit committee charter is filed as an exhibit to this Form 10-KSB. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Code of Ethics

We have adopted a corporate code of ethics that applies to our chief executive officer and our chief financial officer. A copy of the code of ethics is filed as an exhibit to this Form 10-KSB. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Upon written request at our corporate executive office we will deliver to any person free of charge a copy of such code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

Annual Compensation						Long Term Compensation

Name	Title	Year	Salary	Bonus	Other annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts	All Other Compensation

Alan Hart	CEO	2005 2006	$0 $30,000	$0 $0	$0 $0	0 0	0 0	0 0	0 0

We do not have any long-term incentive plans to the named Executive Officers during the 2005 fiscal year.

On March 8th, 2006, the Company issued a total of 5,000,000 common shares to Alan Hart our President for cash consideration of $100,000 at $0.02 per share

Option/SAR Grants

There were no option/SAR Grants during the 2005 or 2006 fiscal years.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by any named executive officer during the 2005 or 2006 fiscal years and there are no stock options outstanding at February 28, 2007 or at the date of this report.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of directors.

Our Directors do not and will not receive a salary or fees for serving as a director, nor do they receive any compensation for attending meetings of the Board of Directors or serving on committees of the Board of Directors. They are not entitled to reimbursement of expenses incurred in attending meetings. There are no compensation arrangements for employment, termination of employment or change-in-control between the named Executive Officers and the company.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners and management

We are not directly or indirectly owned or controlled by a corporation or foreign government. As of May 14, 2007, we had an authorized share capital of 50,000,000 common shares with a par value of $0.0001 per share of which 8,162,800 shares are issued and outstanding.

The following table sets forth, as of May 14, 2007, the beneficial shareholdings of persons or entities holding five per cent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

(1)	(2)	(3)	(4)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common	Alan Hart, 1067-88 Valley Road, RD1 Wakefield 7181 New Zealand	5,000,000	61.2%

Common	All Officers and Directors as a Group (two persons)	5,000,000	61.2%

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

There are no limitations on future issuance of our common stock to management, promoters or their affiliates or associates. We may issue stock to these individuals for services rendered in lieu of cash payments. An issuance of stock will dilute your ownership in our company and might result in a reduction of your share value. We currently have no plans for the issuance of shares to management or promoters or their affiliates or associates for services rendered.

(c) Changes in Control of the Registrant

To the knowledge of management there are no present arrangements or pledges of our securities that may result in a change of control of our Company.

See Item 12 - Certain Relationships and Related Transactions

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Parties

Our directors and officers nor any person who beneficially owns, directly or indirectly, shares carrying more than five percent of our outstanding shares, has any material interest, direct or indirect, in any transaction exceeding $60,000 during the last two years or in any proposed transaction which, in either case, has or will materially affect us, or any subsidiaries.

Transactions with Promoter

In addition to his position in our management, Mr. Hart is also our only promoter.

ITEM 13. EXHIBITS.

Exhibit Number	Description

3.1	Articles of Incorporation (1)

3.3	By-Laws (1)

4.1	Specimen Stock Certificate (1)

5.1	Opinion on legality (1)

14.1	Code of ethics

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit committee charter

(1) These documents have been filed with previous SB-2 on April 7, 2006 and have been included by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual financial statements for the year ending February 28, 2007 and period ending February 28, 2006 were $4,450 and approximately $ 4,000 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the period ended February 28, 2006 and fiscal year ending February 28, 2007.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal year ended February 28, 2007 was $0.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Summit Exploration Inc.

Date: May 25, 2007 By: /s/ ALAN HART
                                        Alan Hart,
                                        Chief Executive Officer, Chief Financial Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 25, 2007 By: /s/ ALAN HART
                                        Alan Hart,
                                        Chief Executive Officer, Chief Financial Officer, and Director