Form 10QSB
period 2007-08-31
SUMMIT EXPLORATION INC.
filed 2007-10-09
CIK 1357642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2007

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number: 333-133079

SUMMIT EXPLORATION INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4475552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5190 Neil Road, Suite 430, Reno Nevada                                                          89501

(Address of principal executive offices)                                                                     (Zip Code)

Registrant's telephone number, including area code:    (866) 680 7649

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.0001 par value per share: 8,162,800 outstanding as of October 4, 2007.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

Summit Exploration Inc.
(An Exploration Stage Company)
August 31, 2007

Summit Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	August 31,	February 28,
	2007	2007
	$	$
	(unaudited)
ASSETS

Current Assets
Cash	355,347	385,266

Total Current Assets	355,347	385,266

Property and Equipment	1,178	-

Total Assets	356,525	385,266

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	2,741	2,864
Accrued liabilities (Note 4)	1,409	1,409
Due to related party (Note 3)	-	30,000

Total Liabilities	4,150	34,273

Commitments and Contingencies (Note 1)

Stockholders' Equity

Common stock: 50,000,000 shares authorized, $0.0001 par value,
8,162,800 shares issued and outstanding	817	817

Additional Paid-in Capital	460,464	415,464

Deficit Accumulated During the Exploration Stage	(108,906)	(65,288)

Total Stockholders' Equity	352,374	350,993

Total Liabilities and Stockholders' Equity	356,525	385,266

(The Accompanying Notes are an Integral Part of These Financial Statements)

Summit Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
					Accumulated
					From February
	Three months	Three months	Six months	Six months	23, 2006 (Date
	ended	ended	ended	ended	of Inception) to
	August 31,	August 31,	August 31,	August 31,	August 31
	2007	2006	2007	2006	2007
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Foreign exchange loss	-	900	-	1,385	11,245
General and administrative	18,505	8,261	40,388	18,138	82,229
Professional fees	3,184	2,000	9,434	4,500	22,153

Total Expenses	21,689	11,161	49,822	24,023	115,627

Other Income
Interest income	3,364	426	6,204	517	6,721

Net loss for the Period	(18,325)	(10,735)	(43,618)	(23,506)	(108,906)

Net Loss Per Share - Basic and Diluted	-	-	(0.01)	-

Weighted Average Shares Outstanding	8,162,800	4,565,000	8,162,800	4,782,600

(The Accompanying Notes are an Integral Part of These Financial Statements)

Summit Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

			For the period
			from February
	Six months	Six months	23, 2006 (Date
	ended	ended	of Inception) to
	August 31	August 31	August 31
	2007	2006	2007
	$	$	$
Cash Flows Used in Operating Activities

Net Loss for the period	(43,618)	(23,506)	(108,906)

Adjustments to reconcile net cash to operating activities:
Depreciation	68	-	68
Donated services	45,000	-	45,000

Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(123)	(552)	4,150
Due to related party	(30,000)	15,000	-

Net Cash Used in Operating Activities	(28,673)	(9,058)	(59,688)

Cash Flows From Investing Activities

Purchase of property and equipment	(1,246)	-	(1,246)

Net Cash Flows From Investing Activities	(1,246)	-	(1,246)

Cash Flows From Financing Activities

Proceeds from issuance of common shares	-	100,000	416,281

Net Cash Flows Provided by Financing Activities	-	100,000	416,281

Increase (Decrease) in Cash	(29,919)	90,942	355,347

Cash - Beginning of Period	385,266	1	-

Cash - End of the Period	355,347	90,943	355,347

Supplemental Disclosure
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Summit Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007
(unaudited)

1. Nature of Operations and Continuance of Business

Summit Exploration Inc. (the "Company") is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting By Development Stage Enterprises" incorporated under the laws of the State of Nevada on February 23, 2006. The Company is engaged in the acquisition, exploration, and development of oil and gas properties. As at August 31, 2007, the Company does not own an oil and gas property interest and is searching for new oil and gas properties which meet its investment criteria.

The Company currently has no business operations, no oil and gas properties and as a result has no revenues and has not generated any cash flows from operations to fund its acquisition, exploration and development activities. The Company intends to rely upon the issuance of equity securities to finance its oil and gas property acquisitions and commence exploration and development on acquired properties, however there can be no assurance it will be successful in raising the funds necessary, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. As at August 31, 2007, the Company has accumulated losses since inception of $108,906. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the six-month period ended August 31, 2007 are not necessarily indicative of the results that can be expected for the year ended February 28, 2008.

Summit Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007
(unaudited)

2. Summary of Significant Accounting Policies (continued)

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

c.Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Summit Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007
(unaudited)

2. Summary of Significant Accounting Policies (continued)

d. Recent Accounting Pronouncements (continued)

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

e. Re-classifications

Certain comparative figures have been re-classified to conform to the presentation of the current period.

3. Related Party Transactions/Balances

The President of the Company provided management and consulting services to the Company in exchange for proceeds of $2,500 per month. On May 31, 2007, the Company owed $37,500 for consulting services provided by the President of the Company which was forgiven and recorded as donated capital. Commencing June 1, 2007 the President donated his services to the Company at a fair value of $2,500 per month. For the three month period ended August 31, 2007, the Company has recorded donated services of $7,500 (2006 - $nil).

4. Accrued Liabilities

As at August 31, 2007, accrued liabilities consist of $1,409 (February 28, 2007: $1,409) for professional fees.

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

Plan of Operations

Our plan of operations for the next 12 months is to continue assessment of various onshore exploration permits through the state and territorial governments in Australia with particular emphasis on Queensland. Upon completion of our assessment of government tendered permits we will submit our applications for an authority to explore. Additionally, we will continue discussions with third party permit holders with attention to potential joint venture partners in Queensland and South Australia and our assessment of the interests controlled and operated by them. To date these discussions have centered on the specific requirements of the exploration programs including but not limited to play types, land title security, operating budgets and time commitments. Play type refers to a conceptual model for a hydrocarbon accumulation used by explorationists to develop prospects in a basin, region or trend. Though no definitive time can be placed on securing joint venture agreements we will attempt to secure joint venture property interests within the next 6 months. No formal agreement or understandings have been reached between the parties on any of our discussions and should we be successful in any of these efforts and secure exploration interests we shall require significant additional capital. We anticipate hiring an Australian based agent to act as our resident agent and commence a search for a qualified Australian based director and financial officer.

We have been in operation only since February 23, 2006 and have experienced losses since that time. As of August 31, 2007, we have $351,197 in working capital. We have sufficient funds to carry out a limited plan of operations for the next sixteen months. If we are successful in securing exploration interests we will require additional funds. We rely principally on the issuance of common shares by private placements to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible, we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares. On June 26, 2007 we filed an SB-2 registration statement to register 15,000,000 shares for sale at $0.05 per share. The Securities and Exchange Commission declared the registration statement effective on July 11, 2007. Other than a resident Australian agent and potential future financial officer, we do not expect any significant increases in the number of employees in the near future.

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

Recent accounting pronouncements

There have been no recent accounting pronouncement since the filing of the Company's Form 10QSB, filed on July 13, 2007, that have a material impact on the Company's financial presentation and disclosure.

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

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-133079, permitting us to offer a minimum of 2,500,000 shares and a maximum 5,000,000 shares at $0.10 per share. There is no underwriter involved in our public offering. On November 17, 2006, we completed our public offering by selling 3,162,800 shares of common stock and raising $316,280. As of August 31, 2007 we have spent $19,277 on office and administrative expenses and $17,224 on travel expenses.

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

SUMMIT EXPLORATION INC. (Registrant)

Dated: October 5, 2007	BY:	/s/ ALAN HART President, Chief Executive Officer, and Chief Financial Officer and Director