Form 10QSB
period 2007-11-30
SENTRY PETROLEUM LTD.
filed 2008-01-15
CIK 1357642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2007

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number: 000-52794

SENTRY PETROLEUM LTD.

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.0001 par value per share: 46,325,600 outstanding as of January 14, 2008.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

Sentry Petroleum Ltd.
(formerly Summit Exploration Inc.)
(An Exploration Stage Company)
November 30, 2007

Sentry Petroleum Ltd.
(formerly Summit Exploration Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	November 30,	February 28,
	2007	2007
	$	$
	(unaudited)	(audited)
ASSETS

Current Assets
Cash	1,020,254	385,266

Total Current Assets	1,020,254	385,266

Property and Equipment	1,115	-

Total Assets	1,021,369	385,266

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	2,867	2,864
Accrued liabilities (Note 4)	1,409	1,409
Due to related party (Note 3)	1,259	30,000

Total Liabilities	5,535	34,273

Going Concern (Note 1)

Stockholders' Equity

Common stock: 100,000,000 shares authorized, $0.0001 par value,
46,325,600 (16,325,600 in February, 2007) shares issued and outstanding	4,633	1,633

Additional Paid-in Capital	1,161,648	414,648

Donated capital (Note 3)	50,000	-

Deficit Accumulated During the Exploration Stage	(200,447)	(65,288)

Total Stockholders' Equity	1,015,834	350,993

Total Liabilities and Stockholders' Equity	1,021,369	385,266

(The Accompanying Notes are an Integral Part of These Financial Statements)

Sentry Petroleum Ltd.
(formerly Summit Exploration Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
					Accumulated
					From February
	Three months	Three months	Nine months	Nine months	23, 2006 (Date
	ended	ended	ended	ended	of Inception) to
	November 30,	November 30,	November 30,	November 30,	November 30
	2007	2006	2007	2006	2007
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Foreign exchange loss	57,773	9,779	57,773	11,108	69,018
General and administrative	34,012	11,180	74,400	29,374	116,241
Professional fees	2,558	1,085	11,992	5,585	24,711

Total Expenses	94,343	22,044	144,165	46,067	209,970

Other Income
Interest income	2,802	-	9,006	517	9,523

Net loss for the Period	(91,541)	(22,044)	(135,159)	(45,550)	(200,447)

Net Loss Per Share - Basic and Diluted	($0.00)	($0.00)	($0.01)	($0.00)

Weighted Average Shares Outstanding	26,215,710	10,974,830	19,598,328	10,031,688

(The Accompanying Notes are an Integral Part of These Financial Statements)

Sentry Petroleum Ltd.
(formerly Summit Exploration Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

			For the period
			from February
	Nine months	Nine months	23, 2006 (Date
	ended	ended	of Inception) to
	November 30	November 30	November 30
	2007	2006	2007
	$	$	$
Cash Flows Used in Operating Activities

Net Loss for the period	(135,159)	(45,550)	(200,447)

Adjustments to reconcile net cash to operating activities:
Depreciation	131	-	131
Donated services	50,000	-	50,000

Change in operating assets and liabilities:
Accounts payable and accrued liabilities	3	(325)	4,276
Due to related party	(28,741)	22,500	1,259

Net Cash Used in Operating Activities	(113,766)	(23,375)	(144,781)

Cash Flows From Investing Activities

Purchase of property and equipment	(1,246)	-	(1,246)

Net Cash Flows From Investing Activities	(1,246)	-	(1,246)

Cash Flows From Financing Activities

Proceeds from issuance of common shares	750,000	416,280	1,166,281

Net Cash Flows Provided by Financing Activities	750,000	416,280	1,166,281

Increase (Decrease) in Cash	634,988	392,905	1,020,254

Cash - Beginning of Period	385,266	1	-

Cash - End of the Period	1,020,254	392,906	1,020,254

Supplemental Disclosure
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Sentry Petroleum Ltd.
(formerly Summit Exploration Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2007

1. Nature of Operations and Continuance of Business

Sentry Petroleum Ltd. (the "Company") is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting By Development Stage Enterprises" incorporated under the laws of the State of Nevada on February 23, 2006 as Summit Exploration Inc. On December 3rd, 2007 the Company changed its name from Summit Exploration Inc. to Sentry Petroleum Ltd. The Company is engaged in the acquisition, exploration, and development of oil and gas properties. As at November 30, 2007, the Company does not own an oil and gas property interest and is searching for new oil and gas properties which meet its investment criteria.

The Company currently has no business operations, no oil and gas properties and as a result has no revenues and has not generated any cash flows from operations to fund its acquisition, exploration and development activities. The Company intends to rely upon the issuance of equity securities to finance its oil and gas property acquisitions and commence exploration and development on acquired properties, however there can be no assurance it will be successful in raising the funds necessary, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. As at November 30, 2007, the Company has accumulated losses since inception of $200,447. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

On April 7, 2006, the Company filed an SB-2 Registration Statement ("SB-2") with the United States Securities and Exchange Commission to offer a minimum of 2,500,000 pre-split common shares to a maximum of 5,000,000 pre-split common shares of the Company at $0.10 per common share for minimum proceeds of $250,000 and maximum proceeds of $500,000. The SB-2 was declared effective on June 19, 2006, and on November 17, 2006, the Company issued 3,162,800 pre-split common shares for cash proceeds of $316,280.

On June 26, 2007, the Company filed an SB-2 Registration Statement ("SB-2") with the United States Securities and Exchange Commission to offer up to a maximum of 15,000,000 pre-split common shares of the Company at $0.05 per common share for maximum proceeds of $750,000. The SB-2 was declared effective on July 11, 2007, and on November 1, 2007, the Company issued 15,000,000 pre-split common shares for cash proceeds of $750,000.

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the nine-month period ended November 30, 2007 are not necessarily indicative of the results that can be expected for the year ended February 28, 2008.

Sentry Petroleum Ltd.
(formerly Summit Exploration Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2007

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

c.Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Sentry Petroleum Ltd.
(formerly Summit Exploration Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2007

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

3. Related Party Transactions/Balances

During the quarter ended November 30, 2007 the Company paid $2,500 to the president of the Company for consulting services and $1,371 as re-imbursement for expenses. As of November 30, 2007 the Company owes the President $778 for expenses incurred. On May 31, 2007, the Company owed $37,500 for consulting services provided by the President of the Company which was forgiven and recorded as donated capital. The President donated a further $12,500 in consulting services during the period from June 1, to November 30, 2007.

During the quarter ended November 30, 2007 the Company paid $ 552 to Aide-de-Camp Services, a company wholly owned by the Secretary of the Company for accounting and secretarial services. As of November 30, 2007 the Company owes $481 to Aide-de-Camp Services.

4. Accrued Liabilities

As at November 30, 2007, accrued liabilities consist of $1,409 (February 28, 2007: $1,409) for professional fees.

5. Common stock and subsequent events

On November 13, 2007 the Board of Directors passed a resolution approving a 2:1 forward stock split of the outstanding common shares of the Company's common stock. The split was effected by a stock dividend to each of the Company's stockholders of 1 additional common share of common stock for each 1 share of common stock held on November 26, 2007.

On December 3, 2007, the stockholders passed a resolution increasing the authorized common stock from 50,000,000 to 100,000,000.

On December 3, 2007 the stockholders passed a resolution changing the name of the company from Summit Exploration Inc. to Sentry Petroleum Ltd.

These financial statements give retroactive effect to all of these events.

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

Sentry Petroleum Ltd. ("Sentry") is a Calgary, Alberta, Canada based oil and gas exploration stage company with limited operations. To date we have had no revenues, have achieved losses since inception, and have been issued a going concern opinion from our auditors. We have yet to identify or secure permits for any exploration activities. The bidding for and securing of exploration interests is highly competitive and there is material risk that we will be unable to secure oil and gas interests and carry out our plan of operations. Failure to do so will result in the failure of our business and the total loss of your investment. If we are successful in securing exploration interests we will require additional funding to discharge our exploration obligations. Should we fail to raise additional funds, we will be unable to carry out our plan of operations. Our operational efforts to date have been limited, focused primarily on general joint venture discussions, industry conference attendance and analysis of Cooper and Ermanga basin data and related property assessment in the Australian states of Queensland and South Australia. Within the next twelve months we intend to submit applications for new exploration permits to the Queensland state government and enter into agreements to acquire oil and gas interests through joint venture with existing permit holders in Queensland and South Australia.

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

We have been in operation only since February 23, 2006 and have experienced losses since that time. As of November 30, 2007, we have $1,014,719 in working capital. We have sufficient funds to carry out a limited plan of operations for the next sixteen months. If we are successful in securing exploration interests we will require additional funds. We rely principally on the issuance of common shares by private placements to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible, we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares. On June 26, 2007 we filed an SB-2 registration statement to register 15,000,000 pre-split shares for sale at $0.05 per share. The Securities and Exchange Commission declared the registration statement effective on July 11, 2007. Other than a resident Australian agent and potential future financial officer, we do not expect any significant increases in the number of employees in the near future.

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

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-133079, permitting us to offer a minimum of 2,500,000 pre-split shares and a maximum 5,000,000 pre-split shares at $0.10 per share. There is no underwriter involved in our public offering. On November 17, 2006, we completed our public offering by selling 3,162,800 pre-split shares of common stock and raising $316,280. On November 1, 2007, we completed a public offering by selling 15,000,000 pre-split shares of common stock pursuant to an SB-2 Registration statement, file number 333-144063 and raising $750,000. As of November 30, 2007 we have spent $25,920 on office and administrative expenses and $37,841 on travel expenses.

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

The registrant filed a current report on Form 8-K on November 6, 2007 under Item 4.01 CHANGES IN REGISTRANT.S CERTIFYING ACCOUNTANT, Item 8.01 OTHER EVENTS, and Item 9.01 FINANCIAL STATEMENTS AND EXHIBITS reporting that on November 2, 2007 the registrant engaged K.R. Margetson Ltd. an incorporated professional, as the company's principal independent accountant. Accordingly, the registrant dismissed Manning Elliott, Chartered Accountants ("Manning Elliott") as the Company's independent registered public accounting firm. Under Item 8.01 the registrant announced the issuance of a press release announcing the change of auditor and that the Company has closed a non-brokered equity financing. Under item 9.01 the registrant provided the press release.

The registrant filed a current report on Form 8-K on December 5, 2007 Item 8.01 OTHER EVENTS, and Item 9.01 FINANCIAL STATEMENTS AND EXHIBITS reporting that on December 5, 2007 the Company issued a press release announcing that effective December 3rd, 2007 the Company has changed its name to Sentry Petroleum Ltd. Under item 9.01 the registrant provided the press release.

The registrant filed a current report on Form 8-K on December 13, 2007 Item 8.01 OTHER EVENTS, and Item 9.01 FINANCIAL STATEMENTS AND EXHIBITS reporting that on December 12, 2007 the Company issued a press release announcing that effective December 13, 2007 the Company has changed its trading symbol to SPLM. Under item 9.01 the registrant provided the press release.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTRY PETROLEUM LTD. (Registrant)

Dated: January 14, 2008	BY:	/s/ ALAN HART President, Chief Executive Officer, and Chief Financial Officer and Director