Form 10-K
period 2008-02-29
SENTRY PETROLEUM LTD.
filed 2008-06-02
CIK 1357642

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 29, 2008

OR
Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File # 333-133079

SENTRY PETROLEUM LTD.
(Exact name of registrant as specified in its charter)

NEVADA	20-4475552
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

5190 Neil Road, Suite 430, Reno Nevada, 89501

(Address of Principal Executive Offices including Zip Code)

(866) 680 7649
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:
COMMON STOCK
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. : YES ☐ NO☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. : YES ☐ NO☒

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☒ NO☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐      Accelerated filer ☐
Non-accelerated filer ☐     Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter is: $2,372,100

The number of shares outstanding of each of the issuer's classes of common equity, as of February 29, 2008 and May 14, 2008: 46,325,600 Shares Common Stock. $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

FORWARD LOOKING STATEMENTS

Certain information in this report including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Description of Business" and elsewhere contain "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements", including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although Sentry Petroleum Ltd. believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in these forward-looking statements.

Forward-looking statements include but are not limited to:

Sentry Petroleum's ability to implement successfully its operating strategy as described in its business plan;

Future financial performance as estimated in Sentry Petroleum's financial projections;

Sentry Petroleum's forecasts of market demand; and,

Highly competitive market conditions.

This list of categories of forward-looking statements should not be construed as exhaustive. Sentry Petroleum will not update or revise any forward-looking statements.

Certain factors that could cause Sentry Petroleum's forward-looking statements not to be correct and cause Sentry Petroleum's actual results to materially vary from projections made in forward-looking statements as further described under the caption in Risk Factors contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report.

ITEM 1. BUSINESS

(a) General development of business

Sentry Petroleum Ltd. ("Sentry" or "the Company") is a Nevada company incorporated on February 23, 2006. The Company's registered office and agent for service is located at 5190 Neil Road, Suite 430, Reno Nevada 89501 and our principal corporate office is located at 999 18th Street, Suite 3000 Denver, CO 80202. We maintain an operation's office in Wellington, New Zealand and an agency office in Perth, Australia. Our operations office telephone number is (643) 541-9558. We are an oil and gas exploration stage company with limited operations. To date we have had no revenues, have achieved losses since inception, and have been issued a going concern opinion from our auditors. We have secured one permit for exploration activities in the Adavale basin in Australia. We will require additional funding to discharge our exploration obligations. Should we fail to raise additional funds, we will be unable to carry out our plan of operations.

We rely upon the sale of our securities to fund operations. On November 17, 2006 we completed our initial public offering pursuant to an SB-2 registration statement declared effective by the Securities and Exchange Commission on June 19, 2006. We issued a total of 3,162,800 shares for total proceeds of $316,280. On April 20, 2007 our common stock commenced trading on the OTC Bulletin Board under the symbol SMIX. On November 1, 2007 we issued 15,000,000 shares by way of SB2 registration statement for total proceeds of $750,000. On November 30, 2007 we completed a 2-1 stock split of our common stock. On December 5, 2007 we changed our name to Sentry Petroleum Ltd and our trading symbol to SPLM. On April 30, 2008 we acquired exploration Authority to Prospect (ATP) 865 in the Adavale basin.

(c) Business of the Issuer

We are an exploration stage company engaged in the assessment, acquisition, exploration and development of oil and gas properties in Australia and other regions in Austral Asia that meet the following general investment criteria: working interests in onshore targets, adjacent to and/or on trend with previous discoveries, and with total cash commitments of $500,000 to $1,000,000 per well. We presently do not own any oil and gas interests. In an effort to evaluate exploration interests that meet our criteria, we are assessing the potential of various properties in Australia and Austral Asia. The assessment includes geochemical and petrological review to determine petroleum source potential and reservoir quality, interpretation and reinterpretation of existing seismic data, as well as consideration of discoveries made by third parties on properties adjacent to, or, depending on circumstances, in the area of the properties we are assessing. Geological conditions are however, unpredictable. The analysis of geochemical, petrological, seismic data, and discovery of reserves on properties adjacent to, or in the area of properties under consideration is no assurance that commercially recoverable reserves of oil and gas will be discovered on properties under consideration. There is also no assurance that government authorities or existing permit holders will accept our applications and proposals. See Risk Factors under this item.

We have not received any revenues from oil and gas operations. We are an exploration stage company. We have no history of earnings and there is no assurance that our business will be profitable. As at February 29, 2008 we have an accumulated deficit of $246,929 and we expect to continue incurring operating losses and accumulating deficits until such time that we achieve profitable operations.

Our President and Chief Executive Officers devote approximately 80% of their time to the company. They have not entered into any employment nor consulting agreements with us. They also devote approximately 20% of their time to other business interests in the oil and gas industry in the Austral Asian region. In the course of their work for our company they may choose to work on matters specific to their other business interests at a time that may not be opportune to the best interests of our company. As a result we may loose opportunities that we would have otherwise secured. In such a situation where a conflict of interest exists any decision they make which furthers the best interests of other competing businesses, may be harmful to our business. Our CEO is currently paid a consulting fee of $2,500 per month.

There is no assurance that we will earn revenue, operate profitably or provide a return on investment to our security holders. Our activities since our inception have been limited and have consisted of conducting discussions with possible joint venture partners, attending regional oil and gas conferences and reviewing government tenders.

To date we have held preliminary discussions related to potential future funding. Our business plan is limited in its scope and we intend to derive all of our revenue from a discovery of commercial quantities of hydrocarbons. Specifically, discovering sufficient quantities of hydrocarbons to warrant their profitable development. We have no other business plans and if we are unsuccessful in discovering commercial quantities of hydrocarbons our business will fail.

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

QUEENSLAND AUSTRALIA PETROLEUM EXPLORATION PERMITS

The following is a brief outline of the requirements associated with exploration permits in Queensland Australia. We will incur significant expenses regardless of our success in securing oil and gas exploration interests. The requirements listed below highlight some of the associated expenses we will incur in the event that the Department of Mines and Energy and the Environmental Protection Agency in Queensland approve our acquisition of ATP 865.

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

A work program with total commitment of AUS $4.9 million over the next four years has been approved by the state government for ATP865. If our acquisition is approved we will assume this commitment. Initial work programs have a maximum term of 4 years and set out the description of the geological model for which the applicant is basing their work program, their assessment of the potential of discovery and the rationale for the proposed exploration activities. For the minister to approve our acquisition we must satisfy the minister that we have the financial capacity, the technical expertise and experience to discharge our responsibilities as set out in the approved work program. To extend our interest beyond the initial 4-year grant we will be required to submit a new application to the Minister at least 20, but not more than 60, business days before the end of the existing work program. If a later work program is not submitted before the end of the existing work program and we fail to comply with a notice requiring submission of a later work program our ATP will be cancelled.

If our acquisition of ATP865 is approved and we have a subsequent commercial discovery we can make an application for the grant of a PL. The term of ATP865 will continue until a decision is made on the PL application, even if the term of ATP865 would otherwise have expired in the meantime. Under the Petroleum and Gas (Production and Safety) Act, the holder of an ATP has a right of entitlement to the grant of a PL but must satisfy the Minister that the prescribed requirements have been complied with. Specifically; the Minister approving the applicant's proposed initial development plan and the Minister being satisfied that the applicant has sufficient financial and technical resources to carry out the proposed petroleum production or storage activities.

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

ITEM 1A. RISK FACTORS

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

We have limited financial resources and will have to raise additional funds to expand our business. To date we have held preliminary discussions related to potential future funding but there can be no certainty that market conditions will enable us to raise the funds required. Failure to raise additional funds may result in the failure of our business. As of February 29, 2008, we had $965,380 in working capital. Our anticipated expenditures for the next 12 months are approximately $500,000. We presently have sufficient capital to satisfy the planned expenditures for this period, however we have no revenues and will rely principally on the issuance of common shares to raise funds to finance the planned expenditures beyond this period. There is no assurance that market conditions will enable us to raise funds when required, and any additional equity financing will likely be dilutive to existing shareholders. Should we fail to raise additional funds, we will be unable to carry out our plan of operations for the current fiscal year. (See ITEM 2 - PLAN OF OPERATIONS)

We have no oil and gas interests and if we are successful in securing interests we may be unable to meet the terms and conditions of the permit. Failure to meet the prescribed terms and conditions may result in the loss or abandonment of the permit resulting in the inability to carry out our plan of operations. In all cases, the terms and conditions of any future potential permit or license granting us, directly or indirectly, the right to explore for and develop hydrocarbons prescribes a work program and the date or dates before which such work program must be satisfied. Varying circumstances, including our financial resources, availability of required equipment, and other matters, may result in the failure to satisfy the terms and conditions of a permit or license and result in the complete loss of the interest in the permit or license.

Our Directors have limited experience in financial accounting, which may result to errors and increase costs associated with our reporting obligations. Our Directors have limited experience in financial accounting. They will have to devote considerable time to the preparation of Exchange Act reporting documents and their lack of experience may result in errors. There can be no assurance that errors made will not cost the company and reduce the value of your investment.

Based upon our financial position our auditor has expressed substantial doubt about our ability to continue as a going concern. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from operations or to raise additional capital through debt or equity financings to meet our future capital obligations. As of February 29, 2007 we have working capital of $965,380 sufficient to finance our plan of operations for the next 12 months, but not for possible commitments beyond that period. If we do not raise the capital required to carry out our plan of operations, we may be unable to continue as a going concern.

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

We are subject to work program commitments, failure to complete on these commitments may result in exploration permits being surrendered. In all cases, the terms and conditions of the permit or licence granting us, or the party from which we acquired, the right to explore for, and develop, hydrocarbons, prescribe a work program and the date or dates before which such work program must be done. Varying circumstances, including the financial resources available to us, equipment availability, reliance on third party operators of permits and licenses, and other circumstances beyond our control or influence may result in the failure to satisfy the terms and conditions of a permit or license and result in the complete loss of the interest in the permit or license without compensation. Such terms and conditions may be renegotiated with applicable regulatory authorities, but there is no assurance that if a term or condition of a license or permit that is required to be satisfied has not been met, that such term or condition will be successfully renegotiated with the applicable authority.

We may participate in permits or licenses with industry partners with access to greater resources to meet their joint venture capital commitments. If we are unable to meet our commitments, the other joint venture participants may assume some or all of our deficiency and thereby assume a portion of our interest in any production from the joint venture area. Property interests may be subject to joint venture and other like agreements, which can give rise to interpretive disputes with other parties who are financially interested in the property. If a participant in a joint venture, which participant has fewer resources than the Company, is unable to meet its commitments, it may delay or veto exploration or development plans which it cannot afford. This may delay the Company's desired exploration and development program and lead to the Company and other participants assuming all or some of the share of the non-committing entity's interest, and therefore meeting a pro-rata share of its required contributions, as well as receiving a pro-rata share of its revenue.

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

We will conduct a portion of our business in foreign currencies, the value of which fluctuates against the U.S. currency. An appreciation in any of these foreign currencies against the US dollar may have adverse effects on our business. We hold cash reserves in US dollars but will begin incurring a significant proportion of our expenses in foreign currencies. An increase in value of any of these foreign currencies versus the US dollar would have a detrimental effect, as expenses incurred would, in turn, increase in US dollars. While certain fluctuation can be expected to continue there can be no assurance that the exchange rate will stabilize at current rates.

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

Research and Development

We did not incur any research and development expenditures for the fiscal year ended February 29, 2008 or year ended February 28, 2007.

Patents, Licenses, Trademarks, Franchises, Concessions, or Royalty Agreements

We currently do not own, legally or beneficially, and are not a party to any patents, licenses, trademarks, franchises, concessions, or royalty agreements.

(c) Reports to security holders

This 10K is filed voluntarily and we intend to continue filing periodic reports even if our obligations are suspended under the Exchange Act as far as it is required under the Exchange Act.

ITEM 2. DESCRIPTION OF PROPERTY

We presently do not own any interest in any property. The property listed is leased on a month to month basis from HQ Global for a nominal fee. We maintain an executive corporate office at 999 18th Street Suite 3000 Denver CO 80202, an operation's office at 1067-88 Valley Road, RD1 Wakefield 7181 New Zealand. We anticipate establishing an agency office in Queensland, Australia.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings to which we are subject to or which are anticipated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Registrant's shareholders in the fourth quarter of the Registrant's fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market information

Our shares trade on the OTC Bulletin Board under the symbol SPLM. The shares commenced trading on April 20, 2007.

Fiscal Year and Quarter	High (1)(2)(3)	Low (1)(2)(3)
2008
First Quarter	0.51	0.05
Second Quarter	1.50	0.70
Third Quarter	3.00	1.50
Forth Quarter	1.75	0.75

(1) OTCBB quotations may reflect interdealer prices, without retail markup, markdown or commission and may not necessarily reflect actual transactions.

(2) All market prices subsequent to November 30, 2007 reflect trading after the 2:1 forward stock split.

(3) All quotations are from the website located at www.quotemedia.com.

At May 14, 2008, there were 46,325,600 common shares issued and outstanding.

(b) Holders

At May 14, 2008, there were 68 holders of record plus common shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

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

We currently do not have any equity compensation plans.

Recent sales of Unregistered Securities

Our company was incorporated on February 23rd, 2006. Since inception we have issued the following unregistered securities at the following prices. There were no underwriters engaged and no underwriting discounts or commissions paid. All issues were made pursuant to exemptions from registration contained in Regulation S of the 1933 Securities Act.

We completed a private placement of 5,000,000 pre-split shares of our common stock at a price of $0.02 per share to our executive officer on March 8, 2006. The total cash amount we received from this offering was $100,000. We completed the private placement pursuant to Regulation S of the Securities Act. The executive officer represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this private placement in the United States. He represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued in accordance with Regulation S and the transfer agent affixed the appropriate legends. The executive officer had adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted.

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

Our securities consist of common stock with a par value of $0.0001 per share. Our authorized capital is 100,000,000 common shares of which 46,325,600 common shares are issued and outstanding as of May 14, 2008. All of our common stock, issued and unissued, is of the same class and ranks equally as to dividends, voting powers and participation in our assets on a winding-up or dissolution. No common shares have been issued subject to call or assessment. Each common share is entitled to one vote with respect to the election of directors and other matters. The shares of common stock do not have cumulative voting rights.

Therefore, the holders of a majority of shares voting for the election of directors can elect all the directors then standing for election, if they chose to do so, and in such event the holders of the remaining shares will not be able to elect any directors. Our management currently beneficially owns 22% of the outstanding shares of the company's common stock and is in a position to influence all matters subject to stockholder vote. See "Security Ownership of Certain Beneficial Owners and Management."

The common shares have no preemptive or conversion rights, and no provisions for redemption, purchase for cancellation, surrender of sinking fund or purchase fund.

Neither our Articles of Incorporation nor our Bylaws contain specific provisions that would delay, defer or prevent a change in control. However, approximately 53,674,400 common shares are authorized but unissued as of May 14, 2008. All of such authorized but unissued shares will be available for future issuance by the Board of Directors without additional shareholder approval. These additional shares may be used for a variety of purposes, including future offerings to raise additional capital or to facilitate acquisitions. One of the effects of the existence of unissued and unreserved common stock may be to enable the Board of Directors to issue shares to persons friendly to current management, which could render more difficult or discourage an attempt to obtain control of Sentry by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of management. Such additional shares also could be used to dilute the stock ownership of persons seeking to obtain control of Sentry.

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

ITEM 6. SELECTED FINANCIAL DATA

Not required as the Company is a small business issuer, in accordance with Section 12(b)-2 of the Act.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a) Plan of operation

Our plan of operations for the next 12 months is to commence our work obligations on ATP 865 in the Adavale basin in Queensland Australia and to continue our assesment of various onshore exploration permits in Australia and Asia. Additionally, we will continue discussions with third party permit holders with attention to potential joint venture partners in Australia and Asia and our assessment of the interests controlled and operated by them.

We have been in operation only since February 23, 2006 and have experienced losses since that time. As of February 29, 2008, we have $965,380 in working capital. During the year we completed a financing of $750,000 and issued 15,000,000 pre split common shares pursuant to our SB-2 registration statement declared effective on July 11 2007. We now have sufficient funds to carry out a limited plan of operations for the next twelve months, however we do not have sufficient funds to complete the four year obligation on ATP865. We will therefore require additional funds. We rely principally on the issuance of common shares by private placements to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible, we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares. Other than a resident Australian agent and potential future financial officer, we do not expect any significant increases in the number of employees in the near future.

We are an exploration stage company with limited operations and have not yet received revenues from operations, generated profitability or experienced positive cash flow from operations. We currently have no oil or gas properties or any known deposits of oil or gas. Our CEO and President have extensive experience in the oil and gas industry with specific industry experience in exploration in Australia and Asia.

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

Liquidity and Capital Resources

During the twelve months ended February 29, 2008 total cash of $750,000 was raised through a private placement.

At February 29, 2008, our current assets totaled $972,886 compared to $385,266 at the beginning of the fiscal year. Our current assets for both periods consisted entirely of cash. Our current liabilities at February 29, 2008 were $7,506 (2007: $34,273). Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

(c) Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required as the Company is a small business issuer, in accordance with Section 12(b)-2 of the Act.

ITEM 8. FINANCIAL STATEMENTS

Sentry Petroleum Ltd.
(formerly Summit Explorations Inc.)
(An Exploration Stage Company)
February 29, 2008

K. R. Margetson Ltd.
Chartered Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Sentry Petroleum Ltd
(formerly Summit Exploration Inc.

We have audited the accompanying balance sheet of Sentry Petroleum Ltd. (An Exploration Stage Company) as of February 29, 2008 and the related statements of operations, stockholders' equity and cash flows for the year ended February 29, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2008 and the results of its operations and its cash flows for the year ended February 29, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is an exploration stage company and has incurred operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sechelt, Canada	"K R. Margetson Ltd."
May 27, 2008	Chartered Accountant

PO BOX 45, 5588 INLET AVENUE	TELEPHONE: 604-885-2810
SECHELT, BC V0N 3A0	FACSIMILE: 604-885-2834
CANADA	E-MAIL: keith@krmargetson.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Summit Exploration Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheet of Summit Exploration Inc. (An Exploration Stage Company) as of February 28, 2007 and the related statements of operations, cash flows and stockholders' equity (deficit) for the year ended February 28, 2007 and for the period accumulated from February 23, 2006 (Date of Inception) to February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Exploration Inc. (An Exploration Stage Company) as of February 28, 2007, and the results of its operations and its cash flows for the year ended February 28, 2007 and accumulated from February 23, 2006 (Date of Inception) to February 28, 2007, in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada
April 30, 2007

Sentry Petroleum Ltd.
(formerly Summit Explorations Inc.)
(An Exploration Stage Company)
Balance Sheet
(Expressed in US dollars)

	February 29,	February 28,
	2008	2007
	$	$

ASSETS

Current Assets
Cash	972,886	385,266

Total Current Assets	972,886	385,266

Equipment (Note 3)	3,972	-

Total Assets	976,858	385,266

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	4,576	2,864
Accrued liabilities (Note 5)	1,409	1,409
Due to related party (Note 4)	1,521	30,000

Total Liabilities	7,506	34,273

Going Concern (Note 1)

Stockholders' Equity

Common stock: (Note 7)
100,000,000 shares authorized, $0.0001 par value,
46,325,600 (16,325,600 in 2007) shares issued and outstanding	4,633	1,633

Additional Paid-in Capital	1,161,648	414,648

Donated Capital (Note 4)	50,000	-

Deficit Accumulated During the Exploration Stage	(246,929)	(65,288)

Total Stockholders' Equity	969,352	350,993

Total Liabilities and Stockholders' Equity	976,858	385,266

(The Accompanying Notes are an Integral Party of These Financial Statements)

Sentry Petroleum Ltd.
(formerly Summit Exploration Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

			For the period
			from February
	Year	Year	23, 2006 (Date
	Ended	ended	of Inception) to
	February 29	February 28	February 29,
	2008	2007	2008
	$	$	$
Revenue	-	-	-

Expenses

Foreign exchange loss	44,289	11,245	55,534
General and administrative	132,543	41,486	174,384
Professional fees	13,815	8,719	26,534

Total Expenses	190,947	61,450	256,452

Other Income
Interest income	9,006	517	9,523

Net Loss for the Year	(181,641)	(60,933)	(246,929)

Net Loss Per Share - Basic and Diluted	($0.01)	($0.01)

Weighted Average Shares Outstanding	26,243,633	11,531,000

(The Accompanying Notes are an Integral Party of These Financial Statements)

Sentry Petroleum Ltd.
(formerly Summit Explorations Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

			For the period
			from February
	Period	Period	23, 2006 (Date
	ended	ended	of Inception) to
	February 29	February 28	February 29
	2008	2007	2008
	$	$	$
Cash Flows Used in Operating Activities

Net Loss for the period	(181,641)	(60,933)	(246,929)

Adjustments to reconcile net cash to operating activities:
Depreciation	386	-	386
Donated services	50,000	-	50,000

Change in operating assets and liabilities:
Accounts payable and accrued liabilities	1,712	(82)	5,985
Due to related party	(28,479)	30,000	1,521

Net Cash Used in Operating Activities	(158,022)	(31,015)	(189,037)

Cash Flows From Investing Activities

Purchase of property and equipment	(4,358)	-	(4,358)

Net Cash Flows From Investing Activities	(4,358)	-	(4,358)

Cash Flows From Financing Activities

Proceeds from issuance of common shares	750,000	416,280	1,166,281

Net Cash Flows Provided by Financing Activities	750,000	416,280	1,166,281

Increase in Cash	587,620	385,265	972,886

Cash - Beginning of Period	385,266	1	-

Cash - End of the Period	972,886	385,266	972,886

Supplemental Disclosure
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Party of These Financial Statements)

Sentry Petroleum Ltd.
(formerly Summit Exploration Inc.)
(An Exploration Stage Company)
Statements of Stockholders'
(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-In	Donated	Development
	Shares	Par Value	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance - February 23, 2006 (Date of Inception)	-	-	-	-	-	-

Common stock issued for cash at $0.0001 per share	2	1	-	-	-	1

Net loss	-	-	-	-	(4,355)	(4,355)

Balance - February 28, 2006	2	1	-	-	(4,355)	(4,354)

Common stock issued for cash at $0.01 per share	10,000,000	1,000	99,000	-	-	100,000

Cancel common stock	(2)	-	-	-	-	-

Common stock issued for cash at $0.05 per share	6,325,600	632	315,648	-	-	316,280

Net loss	-	-	-	-	(60,933)	(60,933)

Balance - February 28, 2007	16,325,600	1,633	414,648	-	(65,288)	350,993

Common stock issued for cash at $0.025 per share	30,000,000	3,000	747,000	-	-	750,000

Donated Capital/Forgiveness of Debt	-	-	-	50,000	-	50,000

Net loss	-	-	-	-	(181,641)	(181,641)

Balance - February 29, 2008	46,325,600	4,633	1,161,648	50,000	(246,929)	969,352

This statement gives retroactive effect to a 2 for 1 stock split effected November 26, 2007

(The Accompanying Notes are an Integral Party of These Financial Statements)

Sentry Petroleum Ltd.
(formerly Summit Explorations Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2008

1. Nature of Operations and Continuance of Business

Sentry Petroleum Ltd. (the "Company") is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting By Development Stage Enterprises" incorporated under the laws of the State of Nevada on February 23, 2006 as Summit Exploration Inc. On December 3rd, 2007 the Company changed its name from Summit Exploration Inc. to Sentry Petroleum Ltd. The Company is engaged in the acquisition, exploration, and development of oil and gas properties. As at February 29, 2008, the Company does not own an oil and gas property interest and is searching for new oil and gas properties which meet its investment criteria.

The Company currently has no business operations, no oil and gas properties and as a result has no revenues and has not generated any cash flows from operations to fund its acquisition, exploration and development activities. The Company intends to rely upon the issuance of equity securities to finance its oil and gas property acquisitions and commence exploration and development on acquired properties, however there can be no assurance it will be successful in raising the funds necessary, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. As at February 29, 2008, the Company has accumulated losses since inception of $246,929. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

On April 7, 2006, the Company filed an SB-2 Registration Statement ("SB-2") with the United States Securities and Exchange Commission to offer a minimum of 2,500,000 pre split common shares to a maximum of 5,000,000 pre split common shares of the Company at $0.10 per pre split common share for minimum proceeds of $250,000 and maximum proceeds of $500,000. The SB-2 was declared effective on June 19, 2006, and on November 17, 2006, the Company issued 3,162,800 pre split common shares for cash proceeds of $316,280.

On June 26, 2007, the Company filed an SB-2 Registration Statement ("SB-2") with the United States Securities and Exchange Commission to offer up to a maximum of 15,000,000 pre split common shares of the Company at $0.05 per pre split common share for maximum proceeds of $750,000. The SB-2 was declared effective on July 11, 2007, and on November 1, 2007, the Company issued 15,000,000 pre split common shares for cash proceeds of $750,000.

Effective November 26, 2007, the Company authorized a 2 to 1 share split.

2. Summary of Significant Accounting Policies

a. Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is February 29.

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

Sentry Petroleum Ltd,
(An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2008

2. Summary of Significant Accounting Policies (continued)

c.Comprehensive Loss

In accordance with SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"), comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the 2007 year, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

d. Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at February 29, 2008, the Company has $771,145 ($nil in 2007) in cash equivalents.

e Oil and Gas Property

The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the acquisition, exploration and development of oil and gas properties will be capitalized in cost centers on a country-by-country basis. Such costs include property acquisition costs, geological and geophysical studies, carrying charges on non-producing properties and costs of drilling both productive and non-productive wells.

Depletion will be calculated for producing properties by using the unit-of-production method based on proved reserves before royalties, as determined by management of the Company or independent consultants. Sales of oil and gas properties will be accounted for as adjustments of capitalized costs, without any gain or loss recognized, unless such adjustments significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Costs of abandoned oil and gas properties will be accounted for as adjustments of capitalized cost and written off to expense.

A ceiling test will be applied to each cost center by comparing the net capitalized costs to the present value of the estimated future net revenue from production of proved reserves, based on commodity prices in effect as at the Company's year-end and based on current operating costs, discounted by 10%, less the effects of future costs to develop and produce the proved reserves, plus the costs of unproved properties net of impairment, and less the effects of income taxes. Any excess capitalized costs are written off to operations.

Unproved properties will be assessed for impairment on an annual basis by applying factors that rely on historical experience. In general, the Company may write-off any unproved property under one or more of the following conditions:

i) there are no firm plans for further drilling on the unproved property;

ii) negative results were obtained from studies of unproved property;

ii) negative results were obtained from studies conducted in the vicinity of the unproved property; or

iv) the remaining term of the unproved property does not allow sufficient time for further studies or drilling.

This policy is prospective in nature as the Company does not currently have any oil and gas property interest.

f) Asset Retirement Obligations

The Company will recognize a liability for future asset retirement obligations associated with oil and gas properties. The estimated fair value of the asset retirement obligation will be based on current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability will be capitalized as part of the cost of the related asset and amortized over its useful life. The liability will accrete until the Company settles the obligation. As of February 29, 2008, the Company did not have any asset retirement obligations

Sentry Petroleum Ltd,
(An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2008

2. Summary of Significant Accounting Policies (continued)

h) Financial Instruments and Risk

Financial instruments, which include cash, accounts payable, accrued liabilities and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada, which may result in exposure to market risks from changes in currency rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

i) Foreign Currency Translation

The Company's functional currency is US dollars. Accordingly, foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the period-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the period-end exchange rate. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

j) Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

k) Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

Due to the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved for and no net tax benefit has been recorded in the financial statements during the period presented.

l) Stock-based Compensation

On the Company's inception of February 23, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments

m) Equipment

Equipment is initially recorded at cost and amortized to operations over its estimated useful life at the following amortization rates and methods:

Computer equipment	55% straight line per annum
Furniture and fixtures	20% straight line per annum

Equipment is written down to its net realizable value if it is determined that its carrying value exceeds the estimated future benefits to the Company.

Sentry Petroleum Ltd,
(An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2008

2. Summary of Significant Accounting Policies (continued)

n) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations". SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

3. Equipment

	2008			2007

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

	$	$	$	$	$	$

Computer equipment	3,112	(193)	2,919	-	-	-
Furniture and fixtures	1,246	(193)	1,053	-	-	-

Total	4,358	(386)	3,972	-	-	-

Sentry Petroleum Ltd,
(An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2008

4. Related Party Transactions and Balances

During the year ended February 29, 2008 the Company paid $10,000 to the president of the Company for consulting services and $4,168 as re-imbursement for expenses. The Company owed $50,000 for consulting services provided by the President of the Company which was forgiven and recorded as donated capital. These transactions represent $30,000 in consulting expenses during both 2008 and 2007.

As of February 29, 2008 the Company owes $1,521 to Aide-de-Camp Services, a company wholly owned by the Secretary of the Company for accounting and secretarial services. Included in operating expenses for these costs are accounting expenses of $6,030 in 2008 and $761 in 2007.

5. Accrued Liabilities

As at February 29, 2008, accrued liabilities consist of $1,409 (February 28, 2007: $1,409) for professional fees.

6. Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $246,929, which commence expiring in 2026. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended February 29, 2008 and 2007, the valuation allowance established against the deferred tax assets increased by $63,570 and $21,332, respectively.

The components of the net deferred tax asset at February 29, 2008 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are listed below:

	February 29,	February 28,
	2008	2007
	$	$
Net Operating Losses	246,929	65,300
Statutory Tax Rate	35%	35%
Effective Tax Rate	-	-
Deferred Tax Asset	86,425	22,855
Valuation Allowance	(86,425)	(22,855)

Net Deferred Tax Asset	-	-

7. Common Shares

On February 23, 2006, the Company issued 2 common share to the President of the Company of cash proceeds of $1.

On March 8, 2006, the Company issued 10,000,000 common shares at $.01 per common share to the President of the Company for cash proceeds of $100,000. In addition, the Company cancelled the 1 common share issued to the President of the Company

On November 17, 2006, the Company issued 6,325,600 common shares at $.05 per common share for cash proceeds of $316,280.

Sentry Petroleum Ltd,
(An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2008

7. Common Shares - (continued)

On November 2, 2007, the Company issued 30,000,000 common shares at $.025 per common share for cash proceeds of $750,000.

Effective November 26, 2007, the Company authorized a 2 for 1 share split. These financial statements give retroactive application to this event.

On December 3, 2007, the Company increased its authorized share capital to 100,000,000, common shares of $.0001 par value.

There are no shares subject to warrants, options or other agreements as at February 29, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 2, 2007, we engaged K.R. Margetson Ltd. an incorporated professional, as our principal independent accountant with the approval of our company's board of directors. Accordingly, we dismissed Manning Elliott, Chartered Accountants ("Manning Elliott") as our independent registered public accounting firm.

The reports of Manning Elliott on the financial statements of the Company as of and for the years ended February 28, 2006 and 2007 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles except that Manning Elliott's report contained an explanatory paragraph expressing substantial doubt about the Registrant's ability to continue as a going concern.

During the years ended February 28, 2006 and 2007 and through the date of dismissal, there were no disagreements with Manning Elliott on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Manning Elliott, would have caused Manning Elliott to make reference to the subject matter of the disagreement in its reports on the Company's financial statements for such periods.

During the most recent two fiscal years and the portion of time preceding the decision to engage K.R. Margetson Ltd. neither the Registrant nor anyone engaged on its behalf has consulted with K.R. Margetson Ltd. regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements; or (ii) any matter that was either the subject of a disagreement or a "reportable event" (as defined in Item 304(a)(1)(iv) of Regulation S-B).

There have not been any disagreements with the auditor on any audit or accounting issues.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of February 29, 2008, the Company's internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a) Directors and executive officers

The names, municipality of residence, age and position held of the directors and executive officers of Sentry are as follows:

Name and Municipality of Residence	Age	Position Held

Alan Hart 1067-88 Valley Road, Wakefield 7181 New Zealand	56	CEO, Treasurer, Principal Financial Officer, Principal Accounting Officer & Director

Dr. Raj Rajeswaran 38 Milson Street South Perth WA 6151 Australia	59	President and Director

Dr. John Kaldi 4 Day Road Glen Osmond South Australia 5064 Australia	57	Director

Heather Grant 3631 Granville Ave Richmond, BC V7C 1C8	50	Secretary

Our directors have a term of office expiring at the next annual general meeting, unless re-elected or earlier vacated in accordance with our bylaws. All of our Directors have declared they will stand for re-election at the next annual meeting. Our officer has a term of office lasting until their removal or replacement by the board of directors.

Mr. Alan Hart is our founder, Chief Executive Officer, Treasurer, and Chief Financial Officer and has been a director of the board of directors since our inception on February 23, 2006. Mr. Hart obtained his Master's Degree in Geology from the University of Texas at Arlington in 1979 and has worked in various capacities within the oil and gas industry since his graduation. He has worked both domestically and internationally with such firms as Hunt Oil, Atlantic Richfield and Arco in North and West Africa, Central America, Southeast Asia, Australia and New Zealand. In 1996 he established Golden Downs Consulting to assist petroleum companies developing exploration properties in the Australasian region. From May 2001 to June 2002, Mr. Hart was managing Director of Golden Downs Consulting providing project management services to companies operating in Austral Asia. These projects included completion of a two-year basin and hydrocarbon system analysis of the Northern Taranaki Basin, New Zealand, for Houston based EEX Corporation. From July 2002 until his resignation in June 2005 Mr. Hart was the Chief Executive Officer, President and a Director of TAG Oil Ltd (OTCBB: TAGOF) (TSX:TAO), a Canadian incorporated company operating in New Zealand. In this capacity he reviewed farmin opportunities worldwide and attended all operating and technical committee meetings associated with these permits and reviewed the geological and economic parameters of each well. In June 2005 he resigned as officer and director of TAG Oil and resumed his post as managing Director of Golden Downs Consulting. In July 2005 he provide consulting services to L&M Mining, a privately held New Zealand based gold and coal mining company to expand their activities into the petroleum sector. Under Mr. Hart's direction, L&M Mining successfully applied for and were awarded three exploration permits on the South Island, New Zealand. Mr. Hart was responsible for overseeing the permit application process, work obligation program, initial fieldwork, and seismic requisition planning. In October 2005, Mr. Hart was contracted by SCA, a Houston based geological consulting firm, to complete a project in Mumbai, India for Reliance Industries. The project included a sequence stratigraphic study over two of Reliance's offshore permits and provided the company with three previously unknown prospects. In early 2006, Mr. Hart acted as an expert witness in a High Court case involving Crown Minerals, New Zealand and Bounty Oil & Gas NL. His three week testimony concluded in late April 2006. Mr. Hart is currently managing Director of Golden Downs Consulting in addition to his position with Sentry Petroleum. Mr. Hart is a member of the American Association of Petroleum Geologists, Geological Association of America, the Indonesian Petroleum Association and a published author, most recently his article in the Oil and Gas Journal on exploration opportunities in Austral Asia.

Dr. Raj Rajeswaran has been a Director of Sentry Petroleum Ltd. since March 4, 2008 and was appointed President on May 28th, 2008. Dr. Rajeswaran was awarded a Ph.D. in Petroleum Engineering from Heriot-Watt University in Edinburgh Scotland and a Masters in Business Administration from Hull University in the United Kingdom. Since September 2004 Dr. Rajeswaran has been employed by Bank of Scotland International as their Technical Director for Australia and Asia, Corporate Project Finance Division. Since April 2003 Dr. Rajeswaran has also been employed by Curtin University of Technology in Perth, Australia as a Professor of Petroleum Engineering and Director of Postgraduate Studies and Industry Training. Dr. Rajeswaran was solely responsible for establishing the Master of Petroleum Well Engineering. From June 1999 to April 2003 Dr. Rajeswaran held the position of Professor and Head of Department of Petroleum Engineering and Director of West Australian Petroleum Research Centre. He set up the department of petroleum engineering and introduced the master's program in petroleum engineering. In 2001, the newly created professional doctorate program commenced. Dr. Rajeswaran is not a director of any other reporting companies.

Dr. John Kaldi has been a Director of Sentry Petroleum Ltd since April 23, 2008. Dr. Kaldi obtained his Ph.D. in geology from Cambridge University, England, and has 28 years experience in the petroleum industry with such organizations as Shell, Arco and Vico. Dr. Kaldi has also served as Director of the Australian National Centre for Petroleum Geology and Geophysics, as Head of the Australian School of Petroleum, University of Adelaide and is currently Chief Scientist of the Australian Cooperative Research Centre for Greenhouse Gas Technologies and holder of the Australian Chair of Geosequestration. Since July of 2005, Dr. Kaldi has held the position of Director or research, Storage and Education and Training Programs, Australian Cooperative Research Centre for Greenhouse Gas Technologies (CO2CRC). Responsibilities include supervision of 25+ researchers in multi-disciplinary, multi-institutional, multi-locational research program to determine feasibility and potential sites for geosequestration of CO2. From 2003 - 2005 Dr Kaldi was Head of School, Australian School of Petroleum (ASP), University of Adelaide. Responsibilities include management of largest University petroleum research organisation in Australia, comprising 35 full-time staff and 150+ students in the fields of Petroleum Geoscience, Engineering and Management; with annual budget of over $6.5 million. Prior to 2003 he was Director, National Centre for Petroleum Geology & Geophysics (NCPGG), University of Adelaide. 1995-1997 he held the position of Chief Development Geologist ARCO Bali North, Jakarta, Indonesia. Between 1991-1995 he worked as Geological specialist for ARCO Indonesia and from 1987 to 1991 he was senior reservoir geologist with ARCO Oil and Gas Co., Plano, Texas, working on various teams responsible for production of fields in Alaska, North Sea, and Indonesia. Dr. Kaldi is not a director of any other reporting companies.

Heather Grant has been the Corporate Secretary since May 31, 2007. In 1995 Ms Grant founded Aide-de-Camp Services. Since then she has been President of the company providing specialized services to businesses in the areas of program development and account services specializing in regulatory procedures and compliance with federal agencies. Clients include financial planners, a medical device manufacturers, merchandise importers, and transportation operators.

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

	Number of late reports	Transactions not timely reported	Known failures to file a required form

Alan Hart Chief Executive Officer, Chief Financial Officer, and Director	0	0	0

Heather Grant Corporate Secretary and 10% holder	1	0	0

John Kaldi Director	0	0	0

Raj Rajeswaran President, Director	0	0	0

Based solely on our review of these reports or written representations from certain reporting persons, the Registrant believes that during the fiscal year ended February 29, 2008 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

(e) Audit committee financial expert

The Issuer has determined that it does not have an audit committee financial expert serving on its audit committee. The Issuer has been unable to nominate an individual with the required expertise to stand for election to the Issuer's Board of Directors.

(f) Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our directors. During the year ended February 29, 2008 the audit committee met six times. A copy of our audit committee charter is filed as an exhibit to Form 10-KSB filed for the year ending February 28, 2007. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Code of Ethics

We have adopted a corporate code of ethics that applies to our chief executive officer and our chief financial officer. A copy of the code of ethics is filed as an exhibit to Form 10-KSB filed for the year ending February 28, 2007. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Upon written request at our corporate executive office we will deliver to any person free of charge a copy of such code of ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Alan Hart	2008	$10,000	$0	$0	$0	$0	$0	$0	$10,000
Chief Executive Officer and Chief Financial Officer	2007	$0	$0	$0	$0	$0	$0	$0	$0

Raj Rajeswaran	2008	$0	$0	$0	$0	$0	$0	$0	$0
President	2007	$0	$0	$0	$0	$0	$0	$0	$0

Heather Grant	2008	$6,030	$0	$0	$0	$0	$0	$0	$6,030
Secretary	2007	$761	$0	$0	$0	$0	$0	$0	$761

We do not have any long-term incentive plans to the named Executive Officers during the 2007 fiscal year.

On March 8th, 2006, the Company issued a total of 10,000,000 common shares to Alan Hart our CEO for cash consideration of $100,000 at $0.01 per share.

Option/SAR Grants

There were no option/SAR Grants during the 2007 or 2008 fiscal years.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by any named executive officer during the 2007 or 2008 fiscal years and there are no stock options outstanding at February 29, 2008 or at the date of this report.

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

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Alan Hart	$0	$0	$0	$0	$0	$0	$0

Raj Rajeswaran	$0	$0	$0	$0	$0	$0	$0

John Kaldi	$0	$0	$0	$0	$0	$0	$0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners and management

We are not directly or indirectly owned or controlled by a corporation or foreign government. As of May 14, 2008, we had an authorized share capital of 100,000,000 common shares with a par value of $0.0001 per share of which 46,325,600 shares are issued and outstanding.

The following table sets forth, as of May 14, 2008, the beneficial shareholdings of persons or entities holding five per cent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

(1)	(2)	(3)	(4)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common	Heather Grant 1) 999 18th Street Suite 3000 Denver CO 80202	10,000,000	21.6%

Common	Alan Hart 999 18th Street Suite 3000 Denver CO 80202	0	0

Common	Raj Rajeswaran 999 18th Street Suite 3000 Denver CO 80202	0	0

Common	John Kaldi 999 18th Street Suite 3000 Denver CO 80202	0	0

Common	All Officers and Directors as a Group (two persons)	10,000,000	21.6%

1) Shares owned through SPM Group Limited. There is an understanding between SPM Group Limited, Heather Grant and the board of directors that current directors and officers may participate in the ownership of SPM Group Limited.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual financial statements for the year ending February 29, 2008 and year ending February 28, 2007 were $11,997 and approximately $4,450 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the years ended February 29, 2008 and 2007.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended February 29, 2008 and 2007 were $0 and $0.

ITEM 15. EXHIBITS.

Exhibit Number	Description

3.1	Articles of Incorporation (1)

3.3	By-Laws (1)

4.1	Specimen Stock Certificate (1)

5.1	Opinion on legality (1)

10.1	Purchase agreement for ATP865

14.1	Code of ethics (2)

16.1	Letter re change of certifying accountant (3)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of President pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit committee charter (2)

(1) These documents have been filed with previous SB-2 on April 7, 2006 and have been included by reference.

(2) These documents have been filed with Form 10KSB for the year ending February 28, 2007 and have been included by reference.

(3) This document has been filed with Form 8-K/A on November 20, 2007 and have been included by reference.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sentry Petroleum Ltd.

(Registrant)

Date: May 30, 2008	By	ALAN HART

Chief Executive Officer, Chief Financial Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 30, 2008	By	ALAN HART

Chief Executive Officer, Chief Financial Officer, and Director

Date: May 30, 2008	By	RAJ RAJESWARAN

President, and Director

Date: May 30, 2008	By	HEATHER GRANT

Corporate Secretary