Form 10-Q
period 2008-05-31
SENTRY PETROLEUM LTD.
filed 2008-07-14
CIK 1357642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-133079

SENTRY PETROLEUM LTD.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	20-4475552
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5190 Neil Road, Suite 430, Reno Nevada	89501
(Address of Principal Executive Offices)	(Zip Code)

(866) 680-7649

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o

Non-accelerated filer o	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

May 31, 2008

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	May 31	February 29
	2008	2008
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	882,906	972,886
Prepaid expenses	5,000	-

Total Current Assets	887,906	972,886

Deposit on Oil and gas interest (Note 3)	7,500	-

Equipment (Note 4)	3,481	3,972

Total Assets	898,887	976,858

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	7,291	4,576
Accrued Liabilities (Note 5)	5,800	1,409
Due to related party (Note 4)	2,907	1,521

Total Liabilities	15,998	7,506

Contingencies (Note 1)

Stockholders' Equity/(Deficit)

Common stock: (Note 6)
100,000,000 share authorized, $0.0001 par value,
46,325,600 shares issued and outstanding	4,633	4,633

Additional Paid in Capital	1,161,648	1,161,648

Donated Capital	50,000	50,000

Accumulated other comprehensive loss	(118)	-

Deficit Accumulated During the Exploration Stage	(333,274)	(246,929)

Total Stockholders' Equity	882,889	969,352

Total Liabilities and Stockholders' Equity	898,887	976,858

(The Accompanying Notes are an Integral Part of These Financial Statements)

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

			For the period
	Three months	Three months	February 23, 2006
	ended	ended	(Date of Inception)
	May 31	May 31	to May 31
	2008	2007	2008
	$	$	$

Revenue	-	-	-

Expenses
Foreign exchange loss	11,289	-	66,823
General and administrative	83,526	21,883	257,910
Professional fees	5,285	6,250	31,819

Total Expenses	(100,100)	(28,133)	(356,552)

Other Income
Interest Income	13,755	2,840	23,278

Net Loss for the Period	(86,345)	(25,293)	(333,274)

Other Comprehensive loss
Foreign currency translation	(118)	-	(118)

Comprehensive loss	(86,463)	(25,293)	(333,392)

Net Loss Per Share - Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	46,325,600	16,325,600

(The Accompanying Notes are an Integral Part of These Financial Statements)

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

			From
	Three months	Three months	February 23, 2006
	ended	ended	(Date of Inception)
	May 31	May 31	to May 31
	2008	2007	2008
	$	$	$

Cash Flows Used in Operating Activities
Net loss for the period	(86,345)	(25,293)	(333,274)

Adjustments to reconcile net cash to operating activities:
Depreciation	491	-	877
Donated services	-	37,500	50,000

Change in operating assets and liabilities
Prepaid expenses	(5,000)	-	(5,000)
Accounts payable and accrued liabilities	7,106	3,898	13,091
Due to related party	1,386	(30,000)	2,907

Net Cash Used in Operating Activities	(82,362)	(13,895)	(271,399)

Cash Flows From Investing Activities
Deposit on Oil and gas interests	(7,500)	-	(7,500)
Purchase of furniture and fixtures	-	(1,246)	(4,358)

Net Cash Flows from Investing Activities	(7,500)	(1,246)	(11,858)

Cash Flows From Financing Activities
Proceeds from issuance of common shares	-	-	1,166,281

Net Cash Flows Provided by Financing Activities	-	-	1,166,281

Accumulated other comprehensive loss	(118)	-	(118)

Increase in Cash	(89,980)	(15,141)	882,906

Cash - Beginning of Period	972,886	385,266	-

Cash - End of the Period	882,906	370,125	882,906

Supplemental Disclosure
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2008

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

The Company has no revenues and has not generated any cash flows from operations to fund its acquisition, exploration and development activities. The Company intends to rely upon the issuance of equity securities to finance its oil and gas property acquisitions and exploration and development on acquired properties, however there can be no assurance it will be successful in raising the funds necessary, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. As at May 31, 2008, the Company has accumulated losses since inception of $327,474. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

On April 15, 2008, the Company incorporated a subsidiary company, Sentry Petroleum (Australia) Pty. Ltd.

2. Summary of Significant Accounting Policies

a. Basis of Presentation

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such instructions. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto as at February 29, 2008.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the three-month period ended May 31, 2008 are not necessarily indicative of the results that can be expected for the year ended February 28, 2009.

b. Principles of Consolidation

The consolidated financial statements, which include the Company and its subsidiary, are complied in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of its wholly-owned subsidiary.

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2008

2. Summary of Significant Accounting Policies (continued)

c. Use of Estimates

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

d. Foreign currency translation

The accompanying financial statements are presented in United States dollars. The reporting currency of the Group is the U.S. dollar (USD). Sentry Petroleum (Australia) Ppy Ltd. uses the Australian dollar, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The Company's functional currency is US dollars. Accordingly, foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the period-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the period-end exchange rate. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses in the period are included in operations.

e. Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2008, the Company has foreign exchange loss that represents a comprehensive loss.

3. Deposit on Oil and gas interest

On April 30, 2008, the Company entered into an agreement with Medina Group for the acquisition of ATP865 in Queensland Australia conditional upon regulatory approval. The material terms of the agreement stipulate a payment of $7,500 and the assumption of all rights and obligations pursuant to the exploration permit including a commitment to complete a four year work program and 0.5% gross overriding royalty.

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2008

4. Related Party Transactions/Balances

During the quarter ended May 31, 2008 the Company paid $7,500 to the president of the Company for consulting services and $3,249 as re-imbursement for expenses. As of May 31, 2008 the Company owes the President $756 for expenses incurred.

During the quarter ended May 31, 2008 the Company paid $ 2,150 to Aide-de-Camp Services, a company wholly owned by the Secretary of the Company for accounting and secretarial services. As of May 31, 2008 the Company owes $2,150 to Aide-de-Camp Services.

5. Accrued Liabilities

As at May 31, 2008, accrued liabilities consist of $5,800 (February 29, 2008: $1,409) for professional fees.

6. Common stock

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

7. Subsequent event

Subsequent to the quarter end the acquisition of ATP 865 was approved by the Department of Mines and Energy in Queensland Australia and thereby finalized.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-Q, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including operating costs, future capital expenditures (including the amount and nature thereof), and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements. Because our stock is a penny stock, each time we refer to the Litigation Reform Act, the safe harbor does not apply.

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

Sentry Petroleum Ltd. ("Sentry") is a Denver, Colorado based oil and gas exploration stage company. To date the Company has had no revenues, have achieved losses since inception, and have been issued a going concern opinion from the auditors. The company operates one exploration interest (Authority to Prospect 865) in the Adavale Basin of Queensland Australia. The Adavale basin is a commercially proven petroleum basin. Our permit encompasses 1.6 million net acres.

Sentry Petroleum has commenced its exploration program on Authority to Prospect 865 and will continue its efforts to secure joint ventures agreements and additional exploration or production properties.

Employees and Consultants

The Registrant has no employees. The company's Chief Executive Officer, Alan Hart, is retained as a consultant.

Plan of Operations

We completed the acquisition of our first exploration permit, Authority to Prospect 865 in Queensland Australia on June 22 of this year. Our plan of operations for the next 12 months is to commence our work obligations on Authority to Prospect 865 in the Adavale basin in Queensland Australia and to continue our assessment of various onshore exploration permits in Australia and Asia. Additionally, we will continue discussions with third party permit holders with attention to potential joint venture partners in Australia and Asia and our assessment of the interests controlled and operated by them.

We have been in operation only since February 23, 2006 and have experienced losses since that time. As of May 31, 2008, we have $871,908 in working capital. We have sufficient funds to carry out our plan of operations for the next twelve months. We rely principally on the issuance of common shares by private placements to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible, we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares. Other than a resident Australian agent and potential future financial officer, we do not expect any significant increases in the number of employees in the near future.

We are an exploration stage company and have not yet received revenues from operations, generated profitability or experienced positive cash flow from operations. We currently have one oil or gas exploration property, Authority to Prospect 865 but we do not have any known deposits of oil or gas. Our management team has extensive experience in the oil and gas industry with specific industry experience in exploration in Australia and New Zealand.

We are obliged to complete a work program to maintain our interest in ATP 865 in good standing. The total cost of the 4 year program is Australian $4.29 million. We do not have sufficient capital to satisfy the exploration expenditures and we will rely principally on the issuance of Common Stock to raise funds to finance the expenditures. Failure to raise additional funds will result in the failure to meet our obligations and the relinquishment of our interest in any future permit acquired. We have relied principally on the issuance of Common Stock in private placements to raise funds to support our business but there can be no assurance that we will be successful in raising additional funds through the issuance of additional equity.

We do not expect any significant purchases of plant and equipment or any increase in the number of employees in the near future.

Results of Operations

The Company recorded a net loss for the quarter ended May 31, 2008 of $86,463 compared to a loss of $25,293 for the same period last year. The loss for the period essentially resulted general and administrative expenses of $83,526 for the quarter, compared to $21,883 for the same period last year. In addition to the general and administrative expensed the company recorded $11, 289 in foreign exchange loss (2007 - $nil) caused by fluctuations between the U.S. dollar and Canadian dollar. Professional fees for the quarter were $5,285 (2007 - $ 6,250).

Liquidity and Capital Resources
The Company ended the quarter with $882,906 (February 29, 2008: $972,886) in cash and cash equivalents and $871,908 (February 29, 2008: $965,380) in working capital. As of the date of this report the Company is adequately funded to meet its capital and ongoing requirements for the next twelve months based on the current exploration and development programs. Additional material commitments or any acquisitions by the Company may require a source of additional financing. Alternatively certain permits may be farmed-out or relinquished.

Off balance-sheet arrangements

We do not have any off balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent accounting pronouncements

There have been no recent accounting pronouncement since the filing of the Company's Form 10K, filed on June 2, 2008, that have a material impact on the Company's financial presentation and disclosure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4. Controls and Procedures.

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

Item 4T. Controls and Procedures

N/A

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-133079, permitting us to offer a minimum of 2,500,000 pre-split shares and a maximum 5,000,000 pre-split shares at $0.10 per share. There is no underwriter involved in our public offering. On November 17, 2006, we completed our public offering by selling 3,162,800 pre-split shares of common stock and raising $316,280. On November 1, 2007, we completed a public offering by selling 15,000,000 pre-split shares of common stock pursuant to an SB-2 Registration statement, file number 333-144063 and raising $750,000. As of May 31, 2008 we have spent $69,017 on office and administrative expenses and $91,524 on travel expenses.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of President pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTRY PETROLEUM LTD. (Registrant)

Dated: July 13, 2008	BY:	ALAN HART Chief Executive Officer, Chief Financial Officer and Director

Dated: July 13, 2008	BY:	RAJ RAJESWARAN President and Director

Dated: July 13, 2008	BY:	HEATHER GRANT Secretary