Form 10-Q
period 2008-08-31
SENTRY PETROLEUM LTD.
filed 2008-10-15
CIK 1357642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

or

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

(866) 680-7649

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

August 31, 2008

Index

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations

F-3

Consolidated Statements of Cash Flows

F-4

Notes to the Consolidated Financial Statements

F-5

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	August 31	February 29
	2008	2008
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	792,517	972,886

Total Current Assets	792,517	972,886

Deposit on Oil and gas interest (Note 3)	7,500	-

Equipment	2,991	3,972

Total Assets	803,008	976,858

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	22,952	4,576
Accrued Liabilities (Note 5)	-	1,409
Due to related party (Note 4)	1,591	1,521

Total Liabilities	24,543	7,506

Contingencies (Note 1)

Stockholders' Equity/(Deficit)

Common stock: (Note 6)
100,000,000 share authorized, $0.0001 par value,
46,325,600 shares issued and outstanding	4,633	4,633

Additional Paid in Capital	1,161,648	1,161,648

Donated Capital	50,000	50,000

Accumulated other comprehensive gain	1,291	-

Deficit Accumulated During the Exploration Stage	(439,107)	(246,929)

Total Stockholders' Equity	778,465	969,352

Total Liabilities and Stockholders' Equity	803,008	976,858

(The Accompanying Notes are an Integral Part of These Financial Statements)

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

					For the period
	Three months	Three months	Six months	Six months	February 23, 2006
	Ended	ended	ended	ended	(Date of Inception)
	August 31	August 31	August 31	August 31	to August 31
	2008	2007	2008	2007	2008
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses
Foreign exchange loss	50,956	-	62,245	-	117,779
General and administrative	47,496	18,505	131,022	40,388	305,406
Professional fees	12,103	3,184	17,388	9,434	43,922

Total Expenses	110,555	21,689	210,655	49,822	467,107

Other Income
Interest Income	4,722	3,364	18,477	6,204	28,000

Net Loss for the Period	(105,833)	(18,325)	(192,178)	(43,618)	(439,107)

Other Comprehensive (loss) gain
Foreign currency translation	1,409	-	1,291	-	1,291

Comprehensive loss	(104,424)	(18,325)	(190,887)	(43,618)	(437,816)

Net Loss Per Share - Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	46,325,600	16,325,600	46,325,600	16,325,600

(The Accompanying Notes are an Integral Part of These Financial Statements)

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

			From
	Six months	Six months	February 23, 2006
	ended	ended	(Date of Inception)
	August 31	August 31	to August 31
	2008	2007	2008
	$	$	$

Cash Flows Used in Operating Activities
Net loss for the period	(192,178)	(43,618)	(439,107)

Adjustments to reconcile net cash to operating activities:
Depreciation	981	68	1,367
Donated services	-	45,000	50,000

Change in operating assets and liabilities
Accounts payable and accrued liabilities	16,967	(123)	22,952
Due to related party	70	(30,000)	1,591

Net Cash Used in Operating Activities	(174,160)	(28,673)	(363,197)

Cash Flows From Investing Activities
Deposit on Oil and gas interests	(7,500)	-	(7,500)
Purchase of furniture and fixtures	-	(1,246)	(4,358)

Net Cash Flows from Investing Activities	(7,500)	(1,246)	(11,858)

Cash Flows From Financing Activities
Proceeds from issuance of common shares	-	-	1,166,281

Net Cash Flows Provided by Financing Activities	-	-	1,166,281

Increase in Cash and Cash Equivalents	(181,660)	(29,919)	791,226

Effect of Foreign Currency on Cash and Cash Equivalents	1,291	-	1,291

Cash - Beginning of Period	972,886	385,266	-

Cash - End of the Period	792,517	355,347	792,517

Supplemental Disclosure
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

August 31, 2008

1.

Nature of Operations and Continuance of Business

Sentry Petroleum Ltd. (the “Company”) is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting By Development Stage Enterprises” incorporated under the laws of the State of Nevada on February 23, 2006 as Summit Exploration Inc. On December 3rd, 2007 the Company changed its name from Summit Exploration Inc. to Sentry Petroleum Ltd. The Company is engaged in the acquisition, exploration, and development of oil and gas properties.

The Company has no revenues and has not generated any cash flows from operations to fund its acquisition, exploration and development activities. The Company intends to rely upon the issuance of equity securities to finance its oil and gas property acquisitions and exploration and development on acquired properties, however there can be no assurance it will be successful in raising the funds necessary, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. As at August 31, 2008, the Company has accumulated losses since inception of $439,107.  These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

On April 7, 2006, the Company filed an SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission to offer a minimum of 2,500,000 pre-split common shares to a maximum of 5,000,000 pre-split common shares of the Company at $0.10 per common share for minimum proceeds of $250,000 and maximum proceeds of $500,000.  The SB-2 was declared effective on June 19, 2006, and on November 17, 2006, the Company issued 3,162,800 pre-split common shares for cash proceeds of $316,280.

On June 26, 2007, the Company filed an SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission to offer up to a maximum of 15,000,000 pre-split common shares of the Company at $0.05 per common share for maximum proceeds of $750,000.  The SB-2 was declared effective on July 11, 2007, and on November 1, 2007, the Company issued 15,000,000 pre-split common shares for cash proceeds of $750,000.

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the six-month period ended August 31, 2008 are not necessarily indicative of the results that can be expected for the year ended February 28, 2009.

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

August 31, 2008

2.

Summary of Significant Accounting Policies (continued)

c.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company regularly evaluates estimates and assumptions related to donated services and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d.

Foreign currency translation

The accompanying financial statements are presented in United States dollars.  The reporting currency of the Group is the U.S. dollar (USD). Sentry Petroleum (Australia) Pty Ltd. uses the Australian dollar, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

e.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2008, the Company has foreign exchange loss that represents a comprehensive loss.

f.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity.

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

August 31, 2008

2.

Summary of Significant Accounting Policies (continued)

This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect

In March 2008, the FASB issued SFAS No. 161 “Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133” (SFAS 161). SFAS 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS 161 is effective for fiscal years beginning after November 15, 2008, the year beginning April 1, 2009 for the Company. The Company is currently reviewing the provisions of SFAS 161 to determine any impact for the Company.

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

4.

Related Party Transactions/Balances

During the six-month period ended August 31, 2008 the Company paid $15,000 to the president of the Company for consulting services and $4,907.25 as re-imbursement for expenses.

During the six-month period ended August 31, 2008 the Company paid $1,559.00 to Aide-de-Camp Services, a company wholly owned by the Secretary of the Company for accounting and secretarial services. As of August 31, 2008 the Company owes a further $1,591.49 to Aide-de-Camp Services.

5.

Accrued Liabilities

As at August 31, 2008 there are no accrued liabilities.  (Accrued liabilities of $1,408.98 as at February 29, 2008 represent professional fees.)

6.

Common stock

On November 13, 2007 the Board of Directors passed a resolution approving a 2:1 forward stock split of the outstanding common shares of the Company’s common stock.  The split was effected by a stock dividend to each of the Company’s stockholders of 1 additional common share of common stock for each 1 share of common stock held on November 26, 2007.

On December 3, 2007, the stockholders passed a resolution increasing the authorized common stock from 50,000,000 to 100,000,000.

On December 3, 2007 the stockholders passed a resolution changing the name of the company from Summit Exploration Inc. to Sentry Petroleum Ltd.

These financial statements give retroactive effect to all of these events.

7.

Subsequent event

Subsequent to the quarter end the acquisition of ATP 862, 864 and 866 was approved by the Department of Mines and Energy in Queensland Australia and the transaction was thereby finalized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Sentry Petroleum Ltd. ("Sentry") is a Denver, Colorado based oil and gas exploration stage company. To date the Company has had no revenues, have achieved losses since inception, and have been issued a going concern opinion from the auditors. The company operates four exploration interests (Authority to Prospect 862, 864, 865, and 866) in the Adavale Basin of Queensland Australia. The Adavale basin is a commercially proven petroleum basin. Our permits encompasses 6.9  million net acres.

Sentry Petroleum has commenced its exploration program on Authority to Prospect 862, 864, 865, and 866 and will continue its efforts to secure joint ventures agreements and additional exploration or production properties.

Employees and Consultants

The Registrant has no employees.

Plan of Operations

We completed the acquisition of our first exploration permit, Authority to Prospect 865 in Queensland Australia on June 22 and Authority to Prospect 862, 864, and 866 on October 3 of this year. Our plan of operations for the next 12 months is to commence our work obligations on these permits in the Adavale basin in Queensland Australia and to continue our assessment of various onshore exploration permits in Australia and Asia. Additionally, we will continue discussions with third party permit holders with attention to potential joint venture partners in Australia and Asia and our assessment of the interests controlled and operated by them.

We have been in operation only since February 23, 2006 and have experienced losses since that time. As of August 31, 2008, we have $767,974 in working capital. We have sufficient funds to carry out our plan of operations for the next twelve months. We rely principally on the issuance of common shares by private placements to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible, we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares. Other than a resident Australian agent, we do not expect any significant increases in the number of employees in the near future.

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

We are obliged to complete a work program to maintain our interest in ATP 862, 864, 865, and 866 in good standing. The total commitment for the 4 year program is Australian $20.77 million.  We do not have sufficient capital to satisfy the exploration expenditures and we will rely principally on the issuance of Common Stock to raise funds to finance the expenditures. Failure to raise additional funds will result in the failure to meet our obligations and the relinquishment of our interest in any future permit acquired. We have relied principally on the issuance of Common Stock in private placements to raise funds to support our business but there can be no assurance that we will be successful in raising additional funds through the issuance of additional equity.

We do not expect any significant purchases of plant and equipment or any increase in the number of employees in the near future.

Results of Operations

The Company recorded a net loss for the quarter ended August 31, 2008 of $104,424 compared to a loss of $18,325 for the same period last year. The loss for the period essentially resulted general and administrative expenses of $47,496 for the quarter, compared to $18,505 for the same period last year. In addition to the general and administrative expenses the company recorded $50,956 in foreign exchange loss (2007 - $nil) caused by fluctuations between the U.S. dollar and Canadian dollar. Professional fees for the quarter were $12,103 (2007 - $ 3,184).

Liquidity and Capital Resources

The Company ended the quarter with $792,517 (February 29, 2008: $972,886) in cash and cash equivalents and $767,974 (February 29, 2008: $965,380) in working capital. As of the date of this report the Company is adequately funded to meet its capital and ongoing requirements for the next twelve months based on the current exploration and development programs. Additional material commitments or any acquisitions by the Company may require a source of additional financing. Alternatively certain permits may be farmed-out or relinquished.

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

None.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-133079, permitting us to offer a minimum of 2,500,000 pre-split shares and a maximum 5,000,000 pre-split shares at $0.10 per share. There is no underwriter involved in our public offering. On November 17, 2006, we completed our public offering by selling 3,162,800 pre-split shares of common stock and raising $316,280. On November 1, 2007, we completed a public offering by selling 15,000,000 pre-split shares of common stock pursuant to an SB-2 Registration statement, file number 333-144063 and raising $750,000. As of August 31, 2008 we have spent $193,722 on office and administrative expenses and $111,329 on travel expenses.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTRY PETROLEUM LTD.

(Registrant)

Dated: 14th October 2008	By:	IYNKY MAHESWARAN
Chief Financial Officer

Dated: 14th October 2008	By:	RAJ RAJESWARAN
President and Chief Executive Officer