Form 10-Q
period 2008-11-30
SENTRY PETROLEUM LTD.
filed 2009-01-14
CIK 1357642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-52794

SENTRY PETROLEUM LTD.

 (Exact Name of Registrant as Specified in its Charter)

NEVADA	20-4475552
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

999 18th Street, Suite 3000, Denver CO	80202
(Address of Principal Executive Offices)	(Zip Code)

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

November 30, 2008

Index

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations

F-3

Consolidated Statements of Cash Flows

F-4

Notes to the Consolidated Financial Statements

F-5

(The Accompanying Notes are an Integral Part of These Financial Statements)

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	November 30	February 29
	2008	2008
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	573,201	972,886

Total Current Assets	573,201	972,886

Property and Equipment
Oil and gas, using full-cost accounting
Unproved properties (Note 3)	92,456	-
Furniture, fixtures, and other equipment	2,501	3,972

	94,957	3,972

Total Assets	668,158	976,858

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	41,432	4,576
Accrued Liabilities (Note 5)	-	1,409
Due to related party (Note 4)	2,985	1,521

Total Liabilities	44,417	7,506

Contingencies (Note 1)

Stockholders' Equity/(Deficit)

Common stock: (Note 6)
100,000,000 share authorized, $0.0001 par value,
46,325,600 shares issued and outstanding	4,633	4,633

Additional Paid in Capital	1,161,648	1,161,648

Donated Capital	50,000	50,000

Accumulated other comprehensive loss	(17,729)	-

Deficit Accumulated During the Exploration Stage	(574,811)	(246,929)

Total Stockholders' Equity	623,741	969,352

Total Liabilities and Stockholders' Equity	668,158	976,858

     (The Accompanying Notes are an Integral Part of These Financial Statements)

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

					For the period
	Three months	Three months	Nine months	Nine months	February 23, 2006
	ended	ended	ended	ended	(Date of Inception)
	November 30	November 30	November 30	November 30	to November 30
	2008	2007	2008	2007	2008
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses
Foreign exchange loss	88,483	57,773	150,728	57,773	206,262
General and administrative	48,160	34,012	179,182	74,400	353,566
Professional fees	2,527	2,558	19,915	11,992	46,449

Total Expenses	139,170	94,343	349,825	144,165	606,277

Other Income
Interest Income	3,466	2,802	21,943	9,006	31,466

Net Loss for the Period	(135,704)	(91,541)	(327,882)	(135,159)	(574,811)

Other Comprehensive (loss) gain
Foreign currency translation	(19,020)	-	(17,729)	-	(17,729)

Comprehensive loss	(154,724)	(91,541)	(345,611)	(135,159)	(592,540)

Net Loss Per Share - Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.01)

Weighted Average Shares Outstanding	46,325,600	26,215,710	46,325,600	19,598,328

     (The Accompanying Notes are an Integral Part of These Financial Statements)

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

			From
	Nine months	Nine months	February 23, 2006
	ended	ended	(Date of Inception)
	November 30	November 30	to November 30
	2008	2007	2008
	$	$	$

Cash Flows Used in Operating Activities
Net loss for the period	(327,882)	(135,159)	(574,811)

Adjustments to reconcile net cash to operating activities:
Depreciation	1,471	131	1,857
Donated services	-	50,000	50,000

Change in operating assets and liabilities
Accounts payable and accrued liabilities	35,447	3	41,432
Due to related party	1,464	(28,741)	2,985

Net Cash Used in Operating Activities	(289,500)	(113,766)	(478,537)

Cash Flows From Investing Activities
Unproved properties	(92,456)	-	(92,456)
Additions to furniture and fixtures	-	(1,246)	(4,358)

Net Cash Flows from Investing Activities	(92,456)	(1,246)	(96,814)

Cash Flows From Financing Activities
Proceeds from issuance of common shares	-	750,000	1,166,281

Net Cash Flows Provided by Financing Activities	-	750,000	1,166,281

Increase in Cash and Cash Equivalents	(381,956)	634,988	590,930

Effect of Foreign Currency on Cash and Cash Equivalents	(17,729)	-	(17,729)

Cash - Beginning of Period	972,886	385,266	-

Cash - End of the Period	573,201	1,020,254	573,201

Supplemental Disclosure
Interest paid	-	-	-
Income taxes paid	-	-	-

     (The Accompanying Notes are an Integral Part of These Financial Statements)

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2008

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

The Company has no revenues and has not generated any cash flows from operations to fund its acquisition, exploration and development activities. The Company intends to rely upon the issuance of equity securities to finance its oil and gas property acquisitions and exploration and development on acquired properties, however there can be no assurance it will be successful in raising the funds necessary, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. As at November 30, 2008, the Company has accumulated losses since inception of $574,811.  These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the nine-month period ended November 30, 2008 are not necessarily indicative of the results that can be expected for the year ended February 28, 2009.

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

November 30, 2008

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

e.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2008, the Company has foreign exchange loss that represents a comprehensive loss.

f.

Property and equipment

The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the acquisition, exploration and development of oil and gas properties will be capitalized in cost centers on a country-by-country basis.  These capitalized amounts include the costs of unproved properties, internal costs directly related to acquisitions, development and exploration activities, asset retirement costs and capitalized interest. They include geological and geophysical studies, and costs of drilling both productive and non-productive wells.

Amortization will be calculated for producing properties by using the unit-of-production method based on proved reserves before royalties, as determined by management of the Company or independent consultants.  Unproved reserves are exempt from amortization and are subject to annual assessment as noted below.  Sales of oil and gas properties will be accounted for as adjustments of capitalized costs, without any gain or loss recognized, unless such adjustments significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center.  Costs of abandoned oil and gas properties will be accounted for as adjustments of capitalized cost and written off to expense.

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2008

2.

Summary of Significant Accounting Policies (continued)

f.

Property and equipment (continued)

A ceiling test will be applied to each cost center by comparing the net capitalized costs to the present value of the estimated future net revenue from production of proved reserves, based on commodity prices in effect as at the Company’s year-end and based on current operating costs, discounted by 10%, less the effects of future costs to develop and produce the proved reserves, plus the lower of costs or estimated fair value of unproved properties net of impairment, and less the effects of income taxes.  Any excess capitalized costs are written off to operations.

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

g.

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

3.

Deposit on Oil and gas interest

The Company’s oil and gas properties are located in Australia and its interests in these properties are maintained pursuant to the terms of Authority to Prospect granted by the Department of Mines and Energy in Queensland. The Company is satisfied that evidence supporting the current validity of these permits is adequate and acceptable by prevailing industry standards in respect to the current stage of exploration on these properties.

During the quarter ended November 30, 2008, the Company acquired 100% working interest in ATP 862, ATP 864, and ATP 866 in Queensland Australia for cash consideration of $22,500 and 7% gross overriding royalty. The gross overriding royalty on ATP 865 was concurrently increased to 7%.

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2008

4.

Related Party Transactions/Balances

During the nine-month period ended November 30, 2008 the Company paid $5,234 to the president of the company for re-imbursement of expenses and $15,000 to the former president of the Company for consulting services and $4,907 as re-imbursement for expenses.

During the nine-month period ended November 30, 2008 the Company paid $4,150 to Aide-de-Camp Services, a company wholly owned by the Secretary of the Company for accounting and secretarial services. As of November 30, 2008 the Company owes a further $1,235 to Aide-de-Camp Services.

As of November 30, 2008 the Company owes $1,750 to the chief financial officer for re-imbursement of expenses.

5.

Accrued Liabilities

As at November 30, 2008 there are no accrued liabilities. (Accrued liabilities of $1,409 as at February 29, 2008 represent professional fees.)

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

Sentry Petroleum Ltd. ("Sentry") is a Denver, Colorado based oil and gas exploration stage company. To date the Company has had no revenues, have achieved losses since inception, and have been issued a going concern opinion from the auditors. The company operates four exploration interests (Authority to Prospect 862, 864, 865, and 866) in the Adavale Basin of Queensland Australia. The Adavale basin is a commercially proven petroleum basin. Our permits encompass 6.9 million net acres.

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

We have been in operation only since February 23, 2006 and have experienced losses since that time. As of November 30, 2008, we have $528,784 in working capital. We have sufficient funds to carry out our plan of operations for the next twelve months. We rely principally on the issuance of common shares by private placements to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible, we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares. Other than a resident Australian agent, we do not expect any significant increases in the number of employees in the near future.

We are an exploration stage company and have not yet received revenues from operations, generated profitability or experienced positive cash flow from operations. We currently have four oil or gas exploration properties, Authority to Prospect 862, 864, 865 and 866 but we do not have any known deposits of oil or gas. Our management team has extensive experience in the oil and gas industry with specific industry experience in exploration in Australia and New Zealand.

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

Results of Operations

The Company recorded a net loss for the quarter ended November 30, 2008 of $135,704 compared to a loss of $91,541 for the same period last year. The loss for the period essentially resulted from a loss on foreign exchange of $88,483, compared to $57,773 for the same period last year caused by fluctuation in the US dollar compared to the Canadian and Australian dollars. We also recorded general and administrative expenses of $48,160 for the quarter, compared to $34,012 for the same period last year. Professional fees for the quarter were $2,527 (last year - $ 2,558).

9

Summary of Quarterly Result

	Three month	Three month	Three month	Three month	Three month	Three month	Three month	Three month	Three month
	Period	Period	Period	Period	Period	Period	Period	Period	Period
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	November	August	May	February	November	August	May	February	November
	30, 2008	31, 2008	31, 2008	29, 2008	30, 2007	31, 2007	31, 2007	29, 2007	30, 2006

Total Revenue	-	-	-	-	-	-	-	-	-
G&A	48,160	47,496	83,526	58,143	34,012	18,505	21,883	12,112	11,180
Interest Income	3,466	4,722	13,755	-	2,802	3,364	2,840	-	-
Net income (loss) for
the period	(135,704)	(104,424)	(86,463)	(46,482)	(91,541)	(18,325)	(25,293)	(15,383)	(22,044)
Basic and Diluted loss
per share	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

The Company has never had any stock options or share purchase warrants outstanding therefore no computation of diluted loss per share is included.

The Company has not had any discontinued operations or extraordinary items in the past two years, therefore has not shown the impacts of these on the net loss and basic/diluted loss per share.

The Company has experienced increased expenditures over the last 4 quarters due to travel and related expenses as the Company’s operations have commenced.

The Company’s financial statements were prepared in accordance with US GAAP with US Dollar as the reporting currency.

Liquidity and Capital Resources

The Company ended the quarter with $573,201 (February 29, 2008: $972,886) in cash and cash equivalents and $528,784 (February 29, 2008: $965,380) in working capital. As of the date of this report the Company is adequately funded to meet its capital and ongoing requirements for the next twelve months based on the current exploration and development programs. Additional material commitments or any acquisitions by the Company may require a source of additional financing. Alternatively certain permits may be farmed-out or relinquished.

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

10

(a) Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures

N/A

11

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-133079, permitting us to offer a minimum of 2,500,000 pre-split shares and a maximum 5,000,000 pre-split shares at $0.10 per share. There is no underwriter involved in our public offering. On November 17, 2006, we completed our public offering by selling 3,162,800 pre-split shares of common stock and raising $316,280. On November 1, 2007, we completed a public offering by selling 15,000,000 pre-split shares of common stock pursuant to an SB-2 Registration statement, file number 333-144063 and raising $750,000. As of November 30, 2008 we have spent $232,065 on office and administrative expenses and $121,501 on travel expenses.

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

SENTRY PETROLEUM LTD.

(Registrant)

Dated: 13th January 2009	By:	IYNKY MAHESWARAN
Chief Financial Officer

Dated: 13th January 2009	By:	RAJ RAJESWARAN
President and Chief Executive Officer

12