Form 10-K/A
period 2008-02-28
SENTRY PETROLEUM LTD.
filed 2009-03-04
CIK 1357642

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No 1)

☒ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 29, 2008

OR
☐ Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File #000-52794

SENTRY PETROLEUM LTD.
(Exact name of registrant as specified in its charter)

NEVADA	20-4475552
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

999 18th Street, Suite 3000, Denver  CO, 80202

(Address of Principal Executive Offices including Zip Code)

(866) 680 7649
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:
COMMON STOCK
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. :☐ YES ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. :☐ YES ☒  NO

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒  Yes ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is: $2,372,100

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 29, 2008 and May 14, 2008: 46,325,600 Shares Common Stock. $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

            This Amendment No. 1 on Form 10-K/A amends the Company's Annual Report on Form 10-K for the year ended February 29, 2008, filed with the Securities and Exchange Commission on June 2, 2008.

In Item 8 our auditors have amended the Report of Independent Registered Public Accounting Firm to clarify which periods were audited by the current auditors and for which periods they relied on work performed by our former auditor. Additionally the auditors amended their report to make reference to the cumulative period from date of inception to February 29, 2008. We have further amended Note 2 e to the financial statements to discuss in more detail the nature of costs to be amortized and the limitation on capitalized costs.

In Item 9A we have amended our disclosure to disclose any change in our internal control over financial reporting that occurred during the last fiscal quarter of our report that has materially affected, or is reasonable likely to materially affect our internal control over financial reporting.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 8 and Item 9A of the Original Form 10-K have been amended and restated in their entirety. Other than the revisions to Item 8 and Item 9A noted above, there are no other changes to the Original Form 10-K. No amendments have been made to this Form 10-K/A to reflect events occurring after the filing of the Original Form 10-K or to modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s SEC filings made subsequent to the filing of the Original Form 10-K, including any amendments of those filings. In addition, this Form 10-K/A includes updated certifications from the Company’s CEO and CFO as Exhibits 31.1, 31.2, 32.1 and 32.2.

ITEM 8. FINANCIAL STATEMENTS

Sentry Petroleum Ltd.

(formerly Summit Explorations Inc.)

(An Exploration Stage Company)

February 29, 2008

Index

Balance Sheets

F-2

Statements of Operations

F-3

Statements of Cash Flows

F-4

Statements of Stockholders’ Equity

F-5

Notes to the Financial Statements

F-6

K. R. MARGETSON LTD.
CHARTERED ACCOUNTANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Sentry Petroleum Ltd

(formerly Summit Exploration Inc.

We have audited the accompanying balance sheet of Sentry Petroleum Ltd. (An Exploration Stage Company) as of February 29, 2008, and the related statements of operations, stockholders' equity and cash flows for the year ended February 29, 2008 and for the period from date of inception, (February 23, 2006) to February 29, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the period from date of inception (February 23, 2006) to February 29, 2007.  That period was audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to that period, is based solely on the report of other auditors.

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

In our opinion, based on our audit and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2008 and the results of its operations and its cash flows for the year ended February 29, 2008 and period from date of inception (February 23, 2006) to February 29, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is an exploration stage company and has incurred operating losses, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to their planned financing and other matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sechelt, Canada	“K R. MARGETSON LTD.”
May 27, 2008	Chartered Accountant

PO BOX 45, 5588 INLET AVENUE	TELEPHONE: 604-885-2810
SECHELT, BC V0N 3A0	FACSIMILE: 604-885-2834
CANADA	E-MAIL: keith@krmargetson.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Summit Exploration Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheet of Summit Exploration Inc. (An Exploration Stage Company) as of February 28, 2007 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the year ended February 28, 2007 and for the period accumulated from February 23, 2006 (Date of Inception) to February 28, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred a loss from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern (Note 1)

Stockholders' Equity

Common stock: (Note 7)
100,000,000 shares authorized, $0.0001 par value,
46,325,600 (16,325,600 in 2007) shares issued and outstanding	4,633	1,633

Additional Paid-in Capital	1,161,648	414,648

Donated Capital (Note 4)	50,000	-

Deficit Accumulated During the Exploration Stage	(246,929)	(65,288)

Total Stockholders' Equity	969,352	350,993

Total Liabilities and Stockholders’ Equity	976,858	385,266

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

(The Accompanying Notes are an Integral Part of These Financial Statements)

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Statements of Stockholders'

(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-In	Donated	Development
	Shares	Par Value	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance - February 23, 2006 (Date of Inception)	-	-	-	-	-	-

Common stock issued for cash at $0.0001 per share	2	1	-	-	-	1

Net loss	-	-	-	-	(4,355)	(4,355)

Balance - February 28, 2006	2	1	-	-	(4,355)	(4,354)

Common stock issued for cash at $0.01 per share	10,000,000	1,000	99,000	-	-	100,000

Cancel common stock	(2)	-	-	-	-	-

Common stock issued for cash at $0.05 per share	6,325,600	632	315,648	-	-	316,280

Net loss	-	-	-	-	(60,933)	(60,933)

Balance - February 28, 2007	16,325,600	1,633	414,648	-	(65,288)	350,993

Common stock issued for cash at $0.025 per share	30,000,000	3,000	747,000	-	-	750,000

Donated Capital/Forgiveness of Debt	-	-	-	50,000	-	50,000

Net loss	-	-	-	-	(181,641)	(181,641)

Balance – February 29, 2008	46,325,600	4,633	1,161,648	50,000	(246,929)	969,352

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

Effective November 26, 2007, the Company authorized a 2 to 1 share split.

2.

Summary of Significant Accounting Policies

a.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company’s fiscal year-end is February 29.

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

c.

Comprehensive Loss

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

e

Oil and Gas Property

The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the acquisition, exploration and development of oil and gas properties will be capitalized in cost centers on a country-by-country basis.  These costs include, geological and geophysical studies, and costs of drilling both productive and non-productive wells.

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

A ceiling test will be applied to each cost center by comparing the net capitalized costs to the present value of the estimated future net revenue from production of proved reserves, based on commodity prices in effect as at the Company’s year-end and based on current operating costs, discounted by 10%, less the effects of future costs to develop and produce the proved reserves, plus the cost of unproved properties not amortized, plus the lower of costs or estimated fair value of unproved properties that are subject to amortization, and less the effects of income taxes.  Any excess capitalized costs are written off to operations.

Unproved properties are exempt from amortization and are subject to annual assessment. All costs directly associated with the acquisition and evaluation of unproved properties are deferred as assets. These amounts represent actual amounts incurred and are not intended to reflect the current or future fair values of these exploration permits. There can be no assurance at this time that these amounts are recoverable from either production revenue or the disposition of all or some of these interests. In general, the Company may designate as impaired any unproved property under one or more of the following conditions:

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

Financial Instruments and Risk

Financial instruments, which include cash, accounts payable, accrued liabilities and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The Company’s operations are in Canada, which may result in exposure to market risks from changes in currency rates.  The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

l)

Stock-based Compensation

On the Company’s inception of February 23, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments

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

Notes to the Financial Statements

February 29, 2008

2.

Summary of Significant Accounting Policies (continued)

n)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”.  SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

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

The components of the net deferred tax asset at February 29, 2008 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are listed below:

	February 29,	February 28,
	2008	2007
	$	$
Net Operating Losses	246,929	65,300
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	86,425	22,855
Valuation Allowance	(86,425)	(22,855)
Net Deferred Tax Asset	–	–

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

Common Shares – (continued)

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

            We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

            We have also evaluated our internal controls for financial reporting, and there were no changes in our internal control over financial reporting during the quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

            Our management is  responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our  management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

            Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

            Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of February 29, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

            This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

PART III

ITEM 15. EXHIBITS.

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.3	By-Laws (1)
4.1	Specimen Stock Certificate (1)
5.1	Opinion on legality (1)
10.1	Purchase agreement for ATP865
14.1	Code of ethics (2)
16.1	Letter re change of certifying accountant (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit committee charter (2)

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

Sentry Petroleum Ltd.

(Registrant)

Date: March 3, 2009	By	RAJ RAJESWARAN
President and Chief Executive Officer

Date: March 3, 2009	By	ARNE RAABE
Chief Financial Officer