Form 10-Q/A
period 2008-05-31
SENTRY PETROLEUM LTD.
filed 2009-03-04
CIK 1357642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

            This Amendment No. 1 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 14, 2008.

In Item 4 we have amended our disclosure to disclose any change in our internal control over financial reporting that occurred during the last fiscal quarter of our report that has materially affected, or is reasonable likely to materially affect our internal control over financial reporting.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 4 of the Original Form 10-Q has been amended and restated in its entirety. Other than the revisions to Item 4 noted above, there are no other changes to the Original Form 10-Q. No amendments have been made to this Form 10-Q/A to reflect events occurring after the filing of the Original Form 10-Q or to modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s SEC filings made subsequent to the filing of the Original Form 10-Q, including any amendments of those filings. In addition, this Form 10-Q/A includes updated certifications from the Company’s CEO and CFO as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTRY PETROLEUM LTD. (Registrant)
Dated: March 3, 2009	BY:	RAJ RAJESWARAN President and Chief Executive Officer,
Dated: March 3, 2009	BY:	ARNE RAABE Chief Financial Officer