Form 10-Q/A
period 2008-08-31
SENTRY PETROLEUM LTD.
filed 2009-03-04
CIK 1357642

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the period ended August 31, 2008, filed with the Securities and Exchange Commission on October 15, 2008.

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SENTRY PETROLEUM LTD.

(Registrant)

Dated: 3rd March 2009	By:	RAJ RAJESWARAN
President and Chief Executive Officer

Dated: 3rd March 2009	By:	ARNE RAABE
Chief Financial Officer