Form 10-K
period 2009-02-28
SENTRY PETROLEUM LTD.
filed 2009-05-29
CIK 1357642

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

x Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2009

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
☐ NO ☒ YES

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.: X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐YES ☒ NO

The issuer's revenues for its most recent fiscal year: $Nil.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of May 20, 2009 is: $44,317,232

The number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2009 and May 20, 2009 46,325,600 Shares Common Stock. $0.0001 par value per share.

Transitional Small Business Disclosure Format: ☐YES ☒ NO

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

Forward-looking statements include but are not limited to:

•

Sentry Petroleum’s ability to implement successfully its operating strategy as described in its business plan;

•

Future financial performance as estimated in Sentry Petroleum’s financial projections;

•

Sentry Petroleum’s forecasts of market demand; and,

•

Highly competitive market conditions.

This list of categories of forward-looking statements should not be construed as exhaustive. Sentry Petroleum will not update or revise any forward-looking statements.

Certain factors that could cause Sentry Petroleum’s forward-looking statements not to be correct and cause Sentry Petroleum’s actual results to materially vary from projections made in forward-looking statements as further described under the caption in Risk Factors contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report.

ITEM 1. BUSINESS

(a) Business Development

Sentry Petroleum Ltd. ("Sentry" or "the Company") is a Nevada company incorporated on February 23, 2006. The Company's registered office and agent for service is located at 5190 Neil Road, Suite 430, Reno Nevada 89501 and our principal corporate office is located at 999 18th Street, Suite 3000 Denver, CO 80202. We maintain an operation's office in Perth, Australia. Our operations office telephone number is 61-8-9474 1092. We are an oil and gas exploration stage company. To date we have had no revenues, have achieved losses since inception, and have been issued a going concern opinion from our auditors.

We rely upon the sale of our securities to fund operations. On November 17, 2006 we completed our initial public offering pursuant to an SB-2 registration statement declared effective by the Securities and Exchange Commission on June 19, 2006. We issued a total of 6,325,600 shares for total proceeds of $316,280. On April 20, 2007 our common stock commenced trading on the OTC Bulletin Board under the symbol SMIX. On November 1, 2007 we issued 30,000,000 shares by way of SB-2 registration statement for total proceeds of $750,000. On November 30, 2007 we completed a 2-1 stock split of our common stock, all disclosures in this 10-K reflect the effect of this stock split. On December 5, 2007 we changed our name to Sentry Petroleum Ltd and our trading symbol to SPLM.

During the year ended February 28, 2009 the Company acquired four exploration permits, ATP 862, ATP 864, ATP 865, and ATP 866, in the Adavale Basin in Queensland Australia for cash consideration of $30,000 and 7% gross overriding royalty. The Company incurred $98,351 in costs during the year relating to these four permits. The Company completed loading and quality checking the seismic data available on the four permits and commenced a detailed interpretation of the data. We will require additional funding to discharge our exploration obligations. Should we fail to raise additional funds, we will be unable to carry out our plan of operations.

ATP 862:

ATP 862 lies in Central Queensland immediately north of the Gilmore Gas field and the Kenmore Oil fields. The permit covers a gross area of approximately 1.85 million acres. Subject to a 7% Gross Overriding Royalty the Company holds a 100% working interest and is the Operator. Over one thousand eight hundred line miles of seismic have been shot over the permit area. Five leads have been identified within the application area and rail and road links traverse the permit. A gas pipeline to the Barcaldine Power Station runs to the east of the permit and from there to Gladstone, the site of British Gas' liquid natural gas (LNG) facility.

ATP 864

ATP 864 lies in Central Queensland immediately north of the Gilmore Gas field. The permit covers a gross area of approximately 1.76 million acres. Subject to a 7% Gross Overriding Royalty the Company holds a 100% working interest and. is the Operator. Over one thousand three hundred line miles of seismic have been shot over the permit area. Five leads have been identified within the application area. The permit is traversed by rail, road and pipeline infrastructure. A gas pipeline leading from the Gilmore Gas field to the Barcaldine Power Station runs to the east through the permit.

ATP 865

ATP 865 lies in Central Queensland Australia and covers an area of approximately 1.67 million acres. Subject to a 7% Gross Overriding Royalty the Company holds a 100% working interest and is the Operator. Over two thousand line miles of seismic have been shot over the permit area. Sentry has identified five promising leads within the application area and a large drill ready prospect, the Sherwood Park prospect. A gas pipeline runs north to the Gilmore Gas Field between the Gumbardo-1 and Emu Creek-1 wells in the western side of the ATP 865.

ATP 866

ATP 866 is a rectangular block and covers an area of approximately 1.5 million acres. The permit lies south east of the Gilmore Gas field and is traversed by rail and road links. Subject to a 7% Gross Overriding Royalty the Company holds a 100% working interest and is the Operator. Over 600 line miles of seismic has been shot across the permit with surface geology dominated by Quaternary residual sediments with outcrops of cretaceous siltsones. Seven leads have been identified to date.

As of February 28, 2009 and the date of this report the company does not have any proven reserves.

(b) Business of the Issuer

We are an exploration stage company engaged in the assessment, acquisition, exploration and development of oil and gas properties in Australia and other regions in Austral Asia. In an effort to evaluate exploration interests that meet our criteria, we assessed the potential of various properties in Australia and Austral Asia. The assessment includes geochemical and petrological review to determine petroleum source potential and reservoir quality, interpretation and reinterpretation of existing seismic data, as well as consideration of discoveries made by third parties on properties adjacent to, or, depending on circumstances, in the area of the properties we are assess. Geological conditions are however, unpredictable. The analysis of geochemical, petrological, seismic data, and discovery of reserves on properties adjacent to, or in the area of properties under consideration is no assurance that commercially recoverable reserves of oil and gas will be discovered on properties acquired or under consideration. See Risk Factors under this item.

We have not received any revenues from oil and gas operations. We are an exploration stage company. We have no history of earnings and there is no assurance that our business will be profitable. As at February 28, 2009 we have an accumulated deficit of $680,388 and we expect to continue incurring operating losses and accumulating deficits until such time that we achieve profitable operations.

Each of the members of our management team devote approximately 80% of their time to the company. They have not entered into any employment nor consulting agreements with us. They also devote approximately 20% of their time to other business interests. In the course of their work for our company they may choose to work on matters specific to their other business interests at a time that may not be opportune to the best interests of our company. As a result we may loose opportunities that we would have otherwise secured. In such a situation where a conflict of interest exists any decision they make which furthers the best interests of other competing businesses, may be harmful to our business.

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

We require significant additional funding to complete the work program we committed to when acquiring our current exploration properties. We anticipate raising additional financing through the sale of equity securities to finance these exploration obligations, although there can be no assurance that such funding will be available. In the event that future equity financing cannot be raised or negotiations for funding are not successful, our plan of operations will be significantly curtailed. There can be no assurance that we will be able to successfully raise the capital required, when required, to meet these additional costs. Additionally, there can be no assurance that if we are successful in securing funding that we will be successful in discovering commercial quantities of hydrocarbons, or that we will have access to funds to develop a successful discovery without significant dilution or cost to our stockholders.

QUEENSLAND AUSTRALIA PETROLEUM EXPLORATION PERMITS

The following is a brief outline of the requirements associated with exploration permits in Queensland Australia and some of the associated expenses incurred in securing approval from the Department of Mines and Energy on ATP permits.

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

A work program with total commitment of approximately $13 million over the next three years and has been approved by the state government for ATP 862, 864, 865 and 866. Initial work programs have a maximum term of 4 years and set out the description of the geological model for which we based our work program, our assessment of the potential of discovery and the rationale for the proposed exploration activities. To extend our interest beyond the initial 4-year grant we will be required to submit a new application to the Minister at least 20, but not more than 60, business days before the end of the existing work program. If a later work program is not submitted before the end of the existing work program and we fail to comply with a notice requiring submission of a later work program our ATPs will be cancelled.

If we make a commercial discovery we can make an application for the grant of a PL. The initial term of ATP will continue until a decision is made on the PL application, even if the term of the ATP would otherwise have expired. Under the Petroleum and Gas (Production and Safety) Act, the holder of an ATP has a right of entitlement to the grant of a PL but must satisfy the Minister that the prescribed requirements have been complied with. Specifically; the Minister approving the applicant's proposed initial development plan and the Minister being satisfied that the applicant has sufficient financial and technical resources to carry out the proposed petroleum production or storage activities.

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

The criteria for an ATP activity are whether potential harm to the environment by the proposed work program can be managed through compliance with the standard environmental codes of environmental compliance. We have received the required environmental authority to complete our proposed work program on the four permits.

PRINCIPAL PETROLEUM PROPERTIES

The following is a summary of the interests held by the Company. The Company’s properties are located in the onshore Adavale Basin in Queensland Australia and are exploration permits. All of the Company’s interests in the Adavale Basin cover approximately 6.9 million net acres. The Adavale Basin is a lightly explored area with previous commercial production. The Adavale Basin system is divided structurally into two main regions by the Canaway Ridge. On the eastern side of this structural divide, the basinal system embraces a main depression and a number of isolated synclinal troughs on its southeastern margin which together constitute the Adavale Basin. West of the ridge, it encompasses the Warrabin and the Barrolka Troughs. Together, during the Devonian, these present day structural remnants were part of a considerably larger basin that had developed on the cratonised Thomson Fold Belt of eastern Australia. All of the Company’s properties are located east of the Canaway Ridge. Apart from our interests in the following hydrocarbon exploration properties, we hold only minor office assets for the purpose of operating our business.

The following figure shows the locations of the Company’s permits held at February 28, 2009:

The following table summarizes the Company’s permits held at February 28, 2009:

Property	Location	Working Interest	Gross Acres	Net Acres

ATP 862	Adavale Basin	100%	1.85 million	1.85 million
ATP 864	Adavale Basin	100%	1.76 million	1.76 million
ATP 865	Adavale Basin	100%	1.67 million	1.67 million
ATP 866	Adavale Basin	100%	1.5 million	1.5 million

For further detail on each property, and work done during the year, please refer above to Item 1.A - “Business Development” and to the Company’s audited consolidated financial statements (Item 3). For details of planned work to be done on each property before February 28, 2010 and for the estimated cost thereof see below Item 5.B - “Liquidity and Capital Resources” below.

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

The purchase of the common shares involves a number of significant risk factors. Purchasers of common shares should consider the following.

Risks associated with our business

We were incorporated on February 23, 2006 and have a limited history of operations making it difficult to evaluate our current value and chance of success. We have not had success in discovering commercial quantities of hydrocarbons and there is no guarantee that our acquired properties contain commercial quantities of hydrocarbons or that we will be able to raise the appropriate funds to develop the properties. Our limited history makes it difficult to evaluate the current value of our shares and our chances of success leading to volatility in the value of your investment.

The global recession could have a material adverse impact on our financial results. The United States and other world economies are in a recession which could last well beyond 2009. The recession has led to less demand and lower pricing for crude oil and natural gas, as demonstrated by the decline in commodity prices which occurred during the later part of 2008 and into 2009. Our future access to capital and the availability of future financing could be limited due to tightening credit markets that could affect our ability to fund our capital projects.

Oil and gas exploration is very competitive and we will not be able to effectively compete with other companies in procuring services required to complete our plan of operations. We are in competition with other companies with greater financial resources and expertise in bidding for and procuring equipment necessary to explore for, develop and produce hydrocarbons and in obtaining the services of personnel in the exploration for, and development and production of, hydrocarbons. Our inability to compete raises the risk that we will be unable to carry out our plan of operations.

We have limited financial resources and will have to raise additional funds to expand our business. To date we have held preliminary discussions related to potential future funding but there can be no certainty that market conditions will enable us to raise the funds required. Failure to raise additional funds may result in the failure of our business. As of February 28, 2009, we had $462,509 in working capital. During the past 12 months we acquired interests in four ATP properties with expenditures to date totalling $95,405 in purchase, crosschecking and interpreting the seismic mapping data. Our anticipated expenditures for the next 12 months are approximately $350,000. We presently have sufficient capital to satisfy the planned expenditures for this period, however we have no revenues and will rely principally on the issuance of common shares to raise funds to finance the planned expenditures beyond this period. There is no assurance that market conditions will enable us to raise funds when required, and any additional equity financing will likely be dilutive to existing shareholders. Should we fail to raise additional funds, we will be unable to carry out our plan of operations for subsequent fiscal years. (See ITEM 1 (b) – Business of the Issuer)

We have acquired interests in four Authority to Prospect (ATP) properties, however, we may be unable to meet the terms and conditions of the permit. Failure to meet the prescribed terms and conditions may result in the loss or abandonment of the permit resulting in the inability to carry out our plan of operations. In all cases, the terms and conditions of any future potential permit or license granting us, directly or indirectly, the right to explore for and develop hydrocarbons prescribes a work program and the date or dates before which such work program must be satisfied. Varying circumstances, including our financial resources, availability of required equipment, and other matters, may result in the failure to satisfy the terms and conditions of a permit or license and result in the complete loss of the interest in the permit or license.

Based upon our financial position our auditor has expressed substantial doubt about our ability to continue as a going concern. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from operations or to raise additional capital through debt or equity financings to meet our future capital obligations. As of February 28, 2009 we have working capital of $462,509 sufficient to finance our plan of operations for the next 12 months, but not for possible commitments beyond that period. If we do not raise the capital required to carry out our plan of operations, we may be unable to continue as a going concern.

There is no assurance that we will discover hydrocarbons on any of our oil and gas interests. Failure to discover hydrocarbons will make it difficult for us to remain as a going concern. There are no known hydrocarbon reserves on any of our oil and gas interests and there is no assurance that we will discover commercial quantities of hydrocarbons. In addition, even if hydrocarbons are discovered, the costs of development may render any deposit found uneconomic. If we do not find hydrocarbon reserves or are unable to develop reserves, either because we do not have sufficient capital or the costs of extraction are uneconomical, we will have to cease operations and investors who have purchased shares may lose their investment.

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

We will conduct a portion of our business in foreign currencies, the value of which fluctuates against the U.S. currency. An appreciation in any of these foreign currencies against the US dollar may have adverse effects on our business. We hold cash reserves in US dollars and in Canadian Dollars but will begin incurring a significant proportion of our expenses in other foreign currencies. An increase in value of any of these foreign currencies versus the US dollar would have a detrimental effect, as expenses incurred would, in turn, increase in US dollars. While certain fluctuation can be expected to continue there can be no assurance that the exchange rate will stabilize at current rates.

We have no history of earnings and there is no assurance that if we do, that dividends will be declared. We have no history of earnings and there is no assurance that our business will be profitable and, even if profitable, there is no assurance the board of directors will declare dividends on common shares.

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

Employees and Consultants. We are an exploration stage company and we do not have any employees.

Research and Development. During the past 12 months we acquired interests in four ATP properties with expenditures to date totalling $95,405 in purchase, crosschecking and interpreting the seismic mapping data.

Patents, Licenses, Trademarks, Franchises, Concessions, or Royalty Agreements. The Company acquired interests in four permits (ATP862, 864, 865 and 866) in Queensland, Australia for cash consideration of $30,000 and 7% gross overriding royalty. If we are successful in discovering commercial quantities of oil or gas, secure sufficient funds to develop the discovery and are granted a petroleum license we will be required to pay a royalty at a rate of 10% of the wellhead value of the petroleum sold less allowable expenses. The wellhead value is the sum that could reasonably be expected to be realized on a commercial basis, or the fair market.

(c) Reports to security holders

This 10K is filed voluntarily and we intend to continue filing periodic reports even if our obligations are suspended under the Exchange Act as far as it is required under the Exchange Act. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding us at the SEC website (http://www.sec.gov).

ITEM 2. DESCRIPTION OF PROPERTY

We presently do not own any interest in any property. The property listed is leased on a month to month basis from HQ Global for a nominal fee. The Company maintains an executive corporate office at 999 18th Street, Suite 3000, Denver CO, 80202 and an operations office at 38, Milson Street, South Perth, Western Australia, 6151, Australia.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market information

Our shares trade on the OTC Bulletin Board under the symbol SPLM. The shares commenced trading on April 20, 2007. The high and low quarterly closing sales prices for the common stock for 2008 and 2009 were as follows:

2008 (1)(2)(3)					2009 (1)(2)(3)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Low	$0.05	$0.70	$1.50	$0.75	$1.35	$1.67	$2.50	$0.85
High	$.051	$1.50	$3.00	$1.75	$1.71	$3.04	$3.27	$3.09

(1) OTCBB quotations may reflect interdealer prices, without retail markup, markdown or commission and may not necessarily reflect actual transactions.

(2) All market prices subsequent to November 30, 2007 reflect trading after the 2:1 forward stock split.

(3) All quotations are from the website located at www.quotemedia.com.

At May 14, 2009, there were 46,325,600 common shares issued and outstanding.

(b) Holders

At May 14, 2009, there were 68 holder of record plus common shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

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

(d) Securities authorized for issuance under equity compensation plans

On February 28, 2009 management options were awarded to our Board of Directors and management team. The fair value of each option grant, as opposed to its exercise price, is estimated on the date of grant using the Black-Scholes option-pricing model. Management option expense is recorded in General and Administrative in the accompanying consolidated statements of income, and was $61,022 for the year ending February 28, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	925,000	1.04	0

Total	925,000	1.04	0

These options were awarded in an effort to compensate and incentivize our Board of Directors and Management team. The options expire five years from that date and vest over 36 months with 1/3 vesting at the end of each 12 month period. The exercise price for the options was set at the closing market price on the date the options were awarded. These options have not been approved by shareholders; however the Company plans to table the options for shareholder approval on the next annual general meeting.

Recent sales of Unregistered Securities and Use of Proceeds

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

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and; (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

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

Our securities consist of common stock with a par value of $0.0001 per share. Our authorized capital is 100,000,000 common shares of which 46,325,600 common shares are issued and outstanding as of May 14, 2009. All of our common stock, issued and unissued, is of the same class and ranks equally as to dividends, voting powers and participation in our assets on a winding-up or dissolution. No common shares have been issued subject to call or assessment. Each common share is entitled to one vote with respect to the election of directors and other matters. The shares of common stock do not have cumulative voting rights.

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

Neither our Articles of Incorporation nor our Bylaws contain specific provisions that would delay, defer or prevent a change in control. However, approximately 53,674,400 common stock shares are authorized but unissued as of May 14, 2009. All of such authorized but unissued shares will be available for future issuance by the Board of Directors without additional shareholder approval. These additional shares may be used for a variety of purposes, including future offerings to raise additional capital or to facilitate acquisitions. One of the effects of the existence of unissued and unreserved common stock may be to enable the Board of Directors to issue shares to persons friendly to current management, which could render more difficult or discourage an attempt to obtain control of Sentry Petroleum by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of management. Such additional shares also could be used to dilute the stock ownership of persons seeking to obtain control of Sentry Petroleum.

Preferred Stock

Our articles of incorporation do not authorize any shares of preferred stock.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Options

As of February 28, 2009 925,000 management options were outstanding, none of which were available for exercise.

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

Use of Proceeds from Registered Securities

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

The use of proceeds through February 28, 2009 are as follows:

Audit	$26,344
Legal	17,714
Website development	21,696
Working capital	255,350

ITEM 6. SELECTED FINANCIAL DATA

Not required as the Company is a small business issuer, in accordance with Section 12(b)-2 of the Act.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a) Plan of operation

Our plan of operations for the next 12 months is to continue our work obligations on ATP 862, 864, 865, and 866 in the Adavale basin in Queensland Australia and to continue our assessment of various onshore exploration permits in Australia and Asia.

We have been in operation only since February 23, 2006 and have experienced losses since that time. As of February 28, 2009, we have $469,380 in working capital. During the preceding year we completed a financing of $750,000 and issued 15,000,000 pre split common shares pursuant to our SB-2 registration statement declared effective on July 11 2007. We have sufficient funds to carry out a limited plan of operations for the next twelve months, however we do not have sufficient funds to complete the four year obligation on ATP 862, 864, 865, and 866. We will therefore require additional funds. We rely principally on the issuance of common shares by private placements to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible, we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares. During the year the Company appointed a Chief Financial Officer, an Exploration Manager and a Chief Geophysicist. These appointments will provide the necessary expertise in continuing detailed seismic analysis on our exploration permits.

We are an exploration stage company with limited operations and have not yet received revenues from operations, generated profitability or experienced positive cash flow from operations. During the next 12 months we will continue the analysis of seismic data initiated by consultants previously contracted. Our CEO, VP of Exploration, and Chief Geophysicist have extensive experience in the oil and gas industry with specific industry experience in exploration in Australia and Asia.

With the company’s successful securing of exploration interests ATP 862, 864, 865, and 866 we are obliged to complete proposed work programs to maintain our interests in good standing. As of February 28, 2009 our committed expenditures over the next three years total $13.3 million. We do not have sufficient capital to satisfy the potential future exploration expenditures and we will rely principally on the issuance of Common Stock to raise funds to finance the expenditures that we expect to incur to pursue exploration interests. Failure to raise additional funds will result in the failure to meet our obligations and the relinquishment of our interest in our acquired permits. We have relied principally on the issuance of Common Stock in private placements to raise funds to support our business but there can be no assurance that we will be successful in raising additional funds through the issuance of additional equity.

We do not expect any significant purchases of plant and equipment or any increase in the number of employees in the near future.

Liquidity and Capital Resources

During the twelve months ended February 29, 2008 total cash of $750,000 was raised through a private placement.

At February 28, 2009, our current assets total $473,787 compared to $972,886 at the beginning of the fiscal year. Our current assets for both periods consisted entirely of cash. During the year ended February 28, 2009, the Company acquired 100% working interest in four properties, ATP 862, ATP 864, ATP 865 and ATP 866 in Queensland Australia for cash consideration of $30,000 and 7% gross overriding royalty. We have sufficient funds for our expected work program during the next 12 months. Our work programs have been approved by the state government for the next three years. We will require additional funding to discharge our exploration obligations. Should we fail to raise additional funds, we will be unable to carry out our plan of operations. We rely upon the sale of our securities to fund operations.

Our current liabilities at February 28, 2009 were $11,278 (2008: $7,506). Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required as the Company is a small business issuer, in accordance with Section 12(b)-2 of the Act.

ITEM 8. FINANCIAL STATEMENTS

K. R. MARGETSON LTD.
CHARTERED ACCOUNTANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Sentry Petroleum Ltd

(formerly Summit Exploration Inc.)

We have audited the accompanying consolidated balance sheets of Sentry Petroleum Ltd. (An Exploration Stage Company) as of February 28, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended February 28, 2009 and 2008 and for the period from date of inception, (February 23, 2006) to February 28, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the period from date of inception (February 23, 2006) to February 28, 2007. That period was audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to that period, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2009 and 2008 and the results of its operations and its cash flows for the years ended February 28, 2009 and 2008 and period from date of inception (February 23, 2006) to February 28, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is an exploration stage company and has incurred operating losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

North Vancouver, Canada	“K R. MARGETSON LTD.”
May 4, 2009	Chartered Accountant

331 EAST 5TH STREET	TELEPHONE: 604-929-2891NE: 604-885-2810
NORTH VANCOUVER, BC V7L 1M1	FACSIMILE: 1-877-874-9583
CANADA	E-MAIL: keith@krmargetson.com

Sentry Petroleum Ltd.

(formerly Summit Explorations Inc.)

(An Exploration Stage Company)

February 28, 2009

Index

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations

F-3

Consolidated Statements of Cash Flows

F-4

Consolidated Statements of Stockholders’ Equity

F-5

Notes to the Consolidated Financial Statements

F-6

Sentry Petroleum Ltd.

(formerly Summit Explorations Inc.)

(An Exploration Stage Company)

Consolidated Balance Sheet

	February 28,	February 28,
	2009	2008
	$	$

ASSETS

Current Assets
Cash	473,787	972,886

Total Current Assets	473,787	972,886

Property and Equipment
Oil and Gas, on the basis of full cost accounting
Unproved properties (Note 3)	98,351	-
Property and Equipment (Note 4)	18,476	3,972

	116,827	3,972

Total Assets	590,614	976,858

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	10,253	4,576
Accrued liabilities (Note 6)	-	1,409
Due to related party (Note 5)	1,025	1,521

Total Liabilities	11,278	7,506

Contingencies (Note 1)

Commitments (Note 9)

Stockholders' Equity (Deficit)

Common stock: (Note 7)
100,000,000 shares authorized, $0.0001 par value,
46,325,600 shares issued and outstanding	4,633	4,633
Additional Paid-in Capital	1,222,670	1,161,648
Donated Capital	50,000	50,000
Accumulated other comprehensive loss	(17,579)	-
Deficit Accumulated During the Exploration Stage	(680,388)	(246,929)

Total Stockholders' Equity	579,336	969,352

Total Liabilities and Stockholders’ Equity	590,614	976,858

(The Accompanying Notes are an Integral Party of These Financial Statements)

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Consolidated Statements of Operations

			For the period
			from February
	Year	Year	23, 2006 (Date
	Ended	ended	of Inception) to
	February 28	February 28	February 28,
	2009	2008	2009
	$	$	$
Revenue	-	-	-

Expenses
Foreign exchange loss	174,487	44,289	230,021
General and administrative	259,463	132,543	433,847
Professional fees	21,525	13,815	48,059
Total Expenses	(455,475)	(190,647)	(711,927)

Other Income
Interest income	22,016	9,006	31,539

Net Loss for the Period	(433,459)	(181,641)	(680,388)

Other Comprehensive income (loss)
Foreign currency translation	(17,579)	-	(17,579)

Comprehensive loss	(451,038)	(181,641)	(697,967)

Net Loss Per Share - Basic and Diluted	($0.01)	($0.01)

Weighted Average Shares Outstanding	46,325,600	26,243,633

(The Accompanying Notes are an Integral Party of These Financial Statements)

Sentry Petroleum Ltd.

(formerly Summit Explorations Inc.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

			For the period
			from February
	Period	Period	23, 2006 (Date
	ended	ended	of Inception) to
	February 28	February 28	February 28
	2009	2008	2009
	$	$	$
Cash Flows From Operating Activities
Net Loss for the period	(433,459)	(181,641)	(680,388)

Adjustments to reconcile net cash to operating activities:
Depreciation	2,039	386	2,425
Donated services	-	50,000	50,000
Stock based compensation	61,022	-	61,022

Change in operating assets and liabilities:
Accounts payable and accrued liabilities	4,268	1,712	10,253
Due to related party	(496)	(28,479)	1,025

Net Cash Used in Operating Activities	(366,626)	(158,022)	(555,663)

Cash Flows From Investing Activities
Unproved properties	(98,351)	-	(98,351)
Additions to equipment	(16,543)	(4,358)	(20,901)

Net Cash Used in Investing Activities	(114,894)	(4,358)	(119,252)

Cash Flows From Financing Activities
Proceeds from issuance of common shares	-	750,000	1,166,281

Net Cash Provided by Financing Activities	-	750,000	1,166,281

Increase (decrease) in Cash and Cash Equivalents	(481,110)	587,620	491,366
Effect of foreign currency translation on cash and cash equivalents	(17,579)	-	(17,579)

Cash - Beginning of Period	972,886	385,266	-

Cash - End of the Period	473,787	972,886	473,787

Supplemental Disclosure
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Party of These Financial Statements)

Sentry Petroleum Ltd.

(formerly Summit Explorations Inc.)

(An Exploration Stage Company)

Consolidated Statements of Stockholders' Equity

						Deficit
					Accumulated	Accumulated
			Additional		other	During the
	Common Stock		Paid-In	Donated	comprehensive	Development
	Shares	Par Value	Capital	Capital	loss	Stage	Total
	#	$	$	$	$	$	$

Balance - February 23, 2006 (Date of Inception)	-	-	-	-	-	-	-

Common stock issued for cash at $0.00005 per share	2	1	-	-	-	-	1

Net loss	-	-	-	-	-	(4,355)	(4,355)

Balance - February 28, 2006	2	1	-	-	-	(4,355)	(4,354)

Common stock issued for cash at $0.01 per share	10,000,000	1,000	99,500	-	-	-	100,000

Cancel common stock	(2)	-	-	-	-	-	-

Common stock issued for cash at $0.05 per share	6,325,600	632	315,964	-	-	-	316,280

Net loss	-	-	-	-	-	(60,933)	(60,933)

Balance - February 28, 2007	16,325,600	1,633	414,648	-	-	(65,288)	350,993

Common stock issued for cash at $0.025 per share	30,000,000	3,000	747,000	-	-	-	750,000

Donated Capital	-	-	-	50,000	-	-	50,000

Net loss	-	-	-	-	-	(181,641)	(181,641)

Balance – February 28, 2008	46,325,600	4,633	1,161,648	50,000	-	(246,929)	969,352

Stock based compensation	-	-	61,022	-	-	-	61,022

Other comprehensive loss
Foreign currency translation	-	-	-	-	(17,579)	-	(17,579)

Net loss	-	-	-	-	-	(433,459)	(433,459)

Balance – February 28, 2009	46,325,600	4,633	1,222,670	50,000	(17,579)	(680,388)	579,336

(The Accompanying Notes are an Integral Party of These Financial Statements)

Sentry Petroleum Ltd,

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2009

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

The Company has no revenues and has not generated any cash flows from operations to fund its acquisition, exploration and development activities. The Company intends to rely upon the issuance of equity securities to finance its oil and gas property acquisitions and exploration and development on acquired properties, however there can be no assurance it will be successful in raising the funds necessary, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. As at February 28, 2009, the Company has accumulated losses since inception of $680,388. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

On June 26, 2007, the Company filed an SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission to offer up to a maximum of 15,000,000 common shares of the Company at $0.05 per common share for maximum proceeds of $750,000. The SB-2 was declared effective on July 11, 2007, and on November 1, 2007, the Company issued 15,000,000 common shares for cash proceeds of $750,000.

Effective November 26, 2007, the Company authorized a 2 to 1 share split, the effect of which has been retroactively applied.

On April 15, 2008, the Company incorporated a subsidiary company, Sentry Petroleum (Australia) Pty. Ltd. in order to conduct the exporation activites in Australia.

2.

Summary of Significant Accounting Policies

a.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is February 28.

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

Sentry Petroleum Ltd,

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2009

2.

Summary of Significant Accounting Policies (continued)

c.

Comprehensive Loss

In accordance with SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"), comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the year ending February 28, 2009, the Company’s other comprehensive loss represented foreign currency translation adjustments.

d.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at February 28, 2009, the Company has $27,328 ($771,145 in 2008) in cash equivalents. As at February 28, 2009 $84,326 was deposited in accounts that were federally insured ($303,294 in 2008).

e.

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

A ceiling test will be applied to each cost center by comparing the net capitalized costs to the present value of the estimated future net revenue from production of proved reserves, based on commodity prices in effect as at the Company’s year-end and based on current operating costs, discounted by 10%, less the effects of future costs to develop and produce the proved reserves, , plus the lower of costs or estimated fair value of unproved properties net of impairment, and less the effects of income taxes. Any excess capitalized costs are written off to operations.

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

f.

Asset Retirement Obligations

The Company will recognize a liability for future asset retirement obligations associated with oil and gas properties. The estimated fair value of the asset retirement obligation will be based on current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability will be capitalized as part of the cost of the related asset and amortized over its useful life. The liability will accrete until the Company settles the obligation. As of February 28, 2009, the Company did not have any asset retirement obligations.

F-9

Sentry Petroleum Ltd,

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2009

2.

Summary of Significant Accounting Policies (continued)

g

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, 'Fair Value Measurements,' for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value.

SFAS 157 established market and observable inputs as the preferred source of values, followed by assumptions based on hypothetical transaction in the absence of market inputs.

The valuation techniques required by SFAS 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 - Quoted prices in active markets for identical asset or liabilities.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 became effective immediately.

h.

Financial Instruments and Risk

Financial instruments, which include cash, accounts payable, accrued liabilities and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s wholly owned subsidiary’s operations are in Australia, which may result in exposure to market risks from changes in currency rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

i.

Foreign Currency Translation

The Company's functional currency is US dollars. Foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the period-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the period-end exchange rate. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses arising are included in the determination of net income for the respective periods.

F-9

Sentry Petroleum Ltd,

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2009

2.

Summary of Significant Accounting Policies (continued)

i.

Foreign Currency Translation (continued)

The functional currency of the wholly owned subsidiary is Australian dollars. The assets and liabilities arising from these operations are translated at current exchange rates and related revenues and expenses at the exchange rates in effect at the time the revenue or expense is incurred. Resulting translation adjustments, if material, are accumulated as a separate component of accumulated other comprehensive income in the statement of stockholders' deficit while foreign currency transaction gains and losses are included in operations.

j

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

k

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

Due to the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully allowed for and no net tax benefit has been recorded in the financial statements during the periods presented.

l

Stock-based Compensation

On the Company’s inception of February 23, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments, under which the Company records stock-based compensation expense for warrants and stock options granted to employees, directors and officers using the fair value method. Under this method, stock-based compensation is recorded over the vesting period of the warrant and option based on the fair value of the warrant and option as the grant date. The fair value of each warrant and option granted is estimated using the Black-Scholes option pricing model that takes into account on the grant date, the exercise price, expected life of the warrant and/or option, the price of the underlying security, the expected volatility, expected dividends on the underlying security, and the risk-free interest rate. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Stock based compensation is recorded with a corresponding increase to additional paid-in capital. Consideration received on the exercise of warrants and options, together with the amount previously credited to additional-paid in capital, is recognized as an increase in common stock.

m

Equipment

Equipment is initially recorded at cost and amortized to operations over its estimated useful life at the following amortization rates and methods:

Computer equipment and software	55% straight line per annum
Furniture and fixtures	20% straight line per annum

Equipment is written down to its net realizable value if it is determined that its carrying value exceeds the estimated future benefits to the Company.

n

Revenue Recognition

The Company recognizes revenue when a contract is in place, minerals are delivered to the purchaser and collectability is reasonably assured.

F-9

Sentry Petroleum Ltd,

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2009

2.

Summary of Significant Accounting Policies (continued)

o

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Sentry Petroleum (Australia) Pty. Ltd. All significant inter-company balances and transactions have been eliminated.

p

Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161 “Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133” (SFAS 161). SFAS 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently reviewing the provisions of SFAS 161 on its financial statements but does not expect it to have a material effect.

In May 2008, the FASB issued SFAS 162, “The hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the frame work for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “the Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently reviewing the provisions of SFAS 162 on its financial statements but does not expect it to have a material effect.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – and interpretation of FASB Statement No. 60” (“SFAS 163”. SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company is currently reviewing the provisions of SFAS 163 on its financial statements but does not expect it to have a material effect.

3.

Unproved properties

The Company’s oil and gas properties are located in Australia and its interests in these properties are maintained pursuant to the terms of Authority to Prospect (“ATP”) granted by the Department of Mines and Energy in Queensland. The Petroleum and Gas (Production and Safety) Act 2004 provides the framework for accessing land to explore and develop petroleum and coal seam gas resources in Queensland. The granting process involves a commitment to a work program that must be carried out within specific time periods. See Note 9 Commitments.

Sentry Petroleum Ltd,

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2009

3.

Unproved properties (continued)

During the year ended February 28, 2009, the Company acquired 100% working interest in the following tenures in Queensland Australia for cash consideration revealed below: ATP 862, ATP 864, ATP 865 and ATP 866. A 7% gross overriding royalty was given to the original tenure holder.

	Acquisition	Exploration	Total
	Costs	Costs	Costs
	$	$	$

ATP 862	7,590	1,939	9,529
ATP 864	7,590	-	7,590
ATP 865	5,510	68,132	73,642
ATP 866	7,590	-	7,590

	28,280	70,071	98,351

4.

Equipment

	2009			2008
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$

Computer equipment	4,506	(1,984)	2,522	3,112	(193)	2,919
Furniture and fixtures	1,246	(442)	804	1,246	(193)	1,053
Seismic software	15,150	-	15,150	-	-	-

Total	20,902	(2,426)	18,476	4,358	(386)	3,972

5.

Related Party Transactions/Balances

During the year ended February 28, 2009 the Company paid $8,730 to the president of the Company for re-imbursement for expenses and $15,000 to the former president of the Company for consulting services and $4,907 as re-imbursement for expenses. During the year ended February 28, 2008 the Company paid $10,000 to the president of the Company for consulting services and $4,168 as re-imbursement for expenses. The Company owed $50,000 for consulting services provided by the President of the Company which was forgiven and recorded as donated capital.

As of February 28, 2008 the Company owes $1,025 ($1,521 in 2008) to Aide-de-Camp Services, a company wholly owned by the Secretary of the Company for accounting and secretarial services. Included in operating expenses for these costs are accounting expenses of $5,150 in 2009 ($6,030 in 2008).

6.

Accrued Liabilities

As at February 28, 2009, there are no accrued liabilities. Accrued liabilities of $1,409 as at February, 2008 represent professional fees.

Sentry Petroleum Ltd,

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2009

7.

Common stock

On February 23, 2006, the Company issued 2 common shares to the President of the Company of cash proceeds of $1.

On March 8, 2006, the Company issued 10,000,000 common shares at $.01 per common share to the President of the Company for cash proceeds of $100,000. In addition, the Company cancelled the 2 common shares issued to the President of the Company.

On November 17, 2006, the Company issued 6,325,600 common shares at $.05 per common share for cash proceeds of $316,280.

On November 2, 2007, the Company issued 30,000,000 common shares at $.025 per common share for cash proceeds of $750,000

Effective November 26, 2007, the Company authorized a 2 for 1 share split. These financial statements give retroactive application to this event.

On December 3, 2007, the Company increased its authorized share capital to 100,000,000, common shares of $.0001 par value.

8.

Stock options and warrants

On February 28, 2009 management options were awarded to our Board of Directors and management team. The following stock options were outstanding as of that date.

	Exercise	Currently	Fair	Expiry
Number	price	Exercisable	Value	Date

925,000	$ 1.04	-	$ 61,022	February 2014

The fair value for stock options expensed was estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

Expected volatility – 114.98%

Risk-free interest rate – 2.07%

Expected life of options – 3 years

Fair value - $.725 - $.852

During the year ended February 28, 2009, the Company recognized $61,022 in stock-based compensation expense. Stock option compensation will have to be approved by shareholders before taking effect.

As at February 28, 2009, there were $664,117 of unrecognized compensation costs related to non-vested stock options.

There were no warrants outstanding.

9.

Commitments

Under the oil and gas tenures described in Note 3 and in the assignment agreements with the original grantor, the Company is committed to the following work programs in order to maintain its interest in those tenures.

F-11

Tenure	Commitment	Commitment
	in US $	Period
		Remaining
ATP 862	3,744,000	3 years
ATP 864	3,574,400	3 years
ATP 865	2,745,600	3 years
ATP 866	3,225,600	3 years

F-11

Sentry Petroleum Ltd,

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2009

10.

Income Tax

The reconciliation of income taxes attributable to continuing operations computed at the statutory rates to income tax expense is as follows:

	2009	2008

Loss per financial statements	$ (433,459)	$ (181,641)
Statutory rates	30% - 35%	35%

Tax at statutory rates	150,988	63,574

Non deductible permanent differences	(21,358)	(17,500)
Loss carried forward unused	(129,630)	(46,074)

Tax recovery per financial statements	$ -	$ -

The Company has accumulated non-capital loss for tax purposes of approximately $587,000. Under normal circumstances the losses may be carried forward to reduce taxable income in future years and, unless utilized, expire as follows:

Year of expiry

$

2027

65,288

2028

131,641

2029

375,549

No expiry

14,467

As at February 28, 2009 the tax effects of the temporary timing differences that give rise to significant components of the future income tax asset computed as current rates are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the future tax assets will not be realized.

	2009	2008

Tax attributes
Non-capital loss carry-forwards	586,945	196,926

Effective tax rates	30% - 35%	35%

Deferred income tax asset	197,031	68,925
Valuation allowance	(197,031)	(68,925)

Deferred tax asset	$ -	$ -

The change in the valuation allowance for the year ended February 28, 2009 was $128,106 ($46,074 in 2008).

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of February 28, 2009, the Company's internal control over financial reporting was effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a) Directors and executive officers

Directors are elected for a term of one year at the company's annual meeting of shareholders and until his or her successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees. The name, age and position of the Company's director and executive officers are as follows:

Name	Age	Position

Raj Rajeswaran	59	President, Chief Executive Officer and Executive Director

Alan Hart	57	Vice President of Exploration and Executive Director

Arne Raabe	39	Chief Financial Officer and Director

John Kaldi	58	Director

Heather Grant	52	Secretary

Work Experience of officers and directors and Term of Office

Mr. Alan Hart is our founder and former Chief Executive Officer, Treasurer, and Chief Financial Officer and has been a director of the board of directors since our inception on February 23, 2006. Mr Hart currently assumes the position of Vice-President of Exploration and Executive Director. Mr. Hart obtained his Master's Degree in Geology from the University of Texas at Arlington in 1979 and has worked in various capacities within the oil and gas industry since his graduation. He has worked both domestically and internationally with such firms as Hunt Oil, Atlantic Richfield and Arco in North and West Africa, Central America, Southeast Asia, Australia and New Zealand. In 1996 he established Golden Downs Consulting to assist petroleum companies developing exploration properties in the Australasian region. From May 2001 to June 2002, Mr. Hart was managing Director of Golden Downs Consulting providing project management services to companies operating in Austral Asia. These projects included completion of a two-year basin and hydrocarbon system analysis of the Northern Taranaki Basin, New Zealand, for Houston based EEX Corporation. From July 2002 until his resignation in June 2005 Mr. Hart was the Chief Executive Officer, President and a Director of TAG Oil Ltd (OTCBB: TAGOF) (TSX:TAO), a Canadian incorporated company operating in New Zealand. In this capacity he reviewed farmin opportunities worldwide and attended all operating and technical committee meetings associated with these permits and reviewed the geological and economic parameters of each well. In June 2005 he resigned as officer and director of TAG Oil and resumed his post as managing Director of Golden Downs Consulting. In July 2005 he provide consulting services to L&M Mining, a privately held New Zealand based gold and coal mining company to expand their activities into the petroleum sector. Under Mr. Hart's direction, L&M Mining successfully applied for and were awarded three exploration permits on the South Island, New Zealand. Mr. Hart was responsible for overseeing the permit application process, work obligation program, initial fieldwork, and seismic requisition planning. In October 2005, Mr. Hart was contracted by SCA, a Houston based geological consulting firm, to complete a project in Mumbai, India for Reliance Industries. The project included a sequence stratigraphic study over two of Reliance's offshore permits and provided the company with three previously unknown prospects. In early 2006, Mr. Hart acted as an expert witness in a High Court case involving Crown Minerals, New Zealand and Bounty Oil & Gas NL. His three week testimony concluded in late April 2006. Mr. Hart is currently managing Director of Golden Downs Consulting in addition to his position with Sentry Petroleum. Mr. Hart is a member of the American Association of Petroleum Geologists, Geological Association of America, the Indonesian Petroleum Association and a published author, most recently his article in the Oil and Gas Journal on exploration opportunities in Austral Asia.

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

Arne Raabe was appointed Chief Financial Officer on February 26, 2009 and has been a member of the Board of Dirctors since December 29, 2008. He holds a B.A. in Finance and a Masters in Economics. Mr. Raabe brings a wealth of experience in corporate finance and SEC compliance to Sentry Petroleum and his key competencies lie in his understanding of the complex environment in which international oil companies operate. In December of 2004 he held the position of interim Director for American Media Systems Co. assisting in the start up of the company. Mr. Raabe resigned as a director for American Media Systems Co. on December 31, 2004 and consented to act as director and officer of Raphael Industries Ltd., a company in the database management industry, in October of 2005. On December 5th, 2005 he was appointed director and Officer and on June 29, 2006 he consented to act as interim President of Gondwana Energy Ltd. On October 22, 2006 Mr. Raabe resigned from his positions with Gondwana Energy Ltd.

Heather Grant has been the Corporate Secretary since May 31, 2007. In 1995 Ms Grant founded Aide-de-Camp Services. Since then she has been President of the company providing specialized services to businesses in the areas of program development and account services specializing in regulatory procedures and compliance with federal agencies. Clients include financial planners, a medical device manufacturer, merchandise importers, and transportation operators.

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

Based solely on our review of these reports or written representations from certain reporting persons, the Registrant believes that during the fiscal year ended February 28, 2009 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

(e) Audit committee financial expert

The Issuer has determined that it does not have an audit committee financial expert serving on its audit committee. The Issuer has been unable to nominate an individual with the required expertise to stand for election to the Issuer's Board of Directors.

(f) Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our directors. A copy of our audit committee charter is filed as an exhibit to Form 10-KSB for the year ending February 28, 2007. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Code of Ethics

We have adopted a corporate code of ethics that applies to our chief executive officer and our chief financial officer. A copy of the code of ethics is filed as an exhibit to Form 10-KSB for the year ending February 28, 2007. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Upon written request at our corporate executive office we will deliver to any person free of charge a copy of such code of ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Raj Rajeswaran –President, CEO & Executive Director	2009 2008	$0 $0	$0 $0	$0 $0	$24,503 $0	$0 $0	$0 $0	$0 $0	$24,503 $
Alan Hart – Vice President of Exploration & Executive Director	2009 2008	$15,000 $10,000	$0 $0	$0 $0	$9,801 $0	$0 $0	$0 $0	$0 $0	$24,801 $10,000
Arne Raabe – Chief Financial Officer & Director	2009 2008	$0 $0	$0 $0	$0 $0	$9,801 $0	$0 $0	$0 $0	$0 $0	$9,801 $0
Sandy Belford - Chief Geophysicist	2009 2008	$0 $0	$0 $0	$0 $0	$6,534 $0	$0 $0	$0 $0	$0 $0	$6,534 $0
Mike Middleton – Exploration Manager	2009 2008	$0 $0	$0 $0	$0 $0	$6,534 $0	$0 $0	$0 $0	$0 $0	$6,534 $0
Heather Grant – Secretary	2009 2008	$5,150 $6,030	$0 $0	$0 $0	$1,634 $0	$0 $0	$0 $0	$0 $0	$6,784 $6,030
Iynky Maheswaran - Former Chief Financial Officer & Director (1)	2009 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Roger Davidson Former Vice President of Corporate Affairs and Director (2)	2009 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

(1)

Mr. Maheswaran resigned as Chief Financial Officer and as a director of the Company effective February 26, 2009 and was replaced by Mr. Raabe as Chief Financial Officer of the Company.

(2)

Mr. Davidson resigned as Vice President of Corporate Affairs and Director on December 29, 2008.

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Raj Rajeswaran	375,000	0	0	$1.04	Feb 29/2012	0	$0	$0	$0
Alan Hart	150,000	0	0	$1.04	Feb 29/2012	0	$0	$0	$0
Arne Raabe	150,000	0	0	$1.04	Feb 29/2012	0	$0	$0	$0
John Kaldi	25,000	0	0	$1.04	Feb 29/2012	0	$0	$0	$0
Mike Middleton	100,000	0	0	$1.04	Feb 29/2012	0	$0	$0	$0
Sandy Belford	100,000	0	0	$1.04	Feb 29/2012	0	$0	$0	$0
Heather Grant	25,000	0	0	$1.04	Feb 29/2012	0	$0	$0	$0

Option/SAR Grants

On February 28, 2009 management options were awarded to our Board of Directors and management team. The fair value of each option grant, as opposed to its exercise price, is estimated on the date of grant using the Black-Scholes option-pricing model. Management option expense is recorded in General and Administrative in the accompanying consolidated statements of income, and was $61,022 for the year ending February 28, 2009.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by any named executive officer during the 2009 or 2008 fiscal years and there are no stock options available for exercise at February 28, 2009 or at the date of this report.

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

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
John Kaldi	$0	$0	$1,634	$0	$0	$0	$1,634

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners and management

We are not directly or indirectly owned or controlled by a corporation or foreign government. As of May 14, 2009, we had an authorized share capital of 100,000,000 common shares with a par value of $0.0001 per share of which 46,325,600 shares are issued and outstanding.

The following table sets forth, as of May 14, 2009, the beneficial shareholdings of persons or entities holding five per cent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Title of class (1)	Name and address of beneficial owner (2)	Amount and nature of beneficial owner (3)	Percent of class (4)
Common	Heather Grant 1) 999 18th Street Suite 3000 Denver CO 80202	10,000,000	21.6%
Common	Alan Hart 999 18th Street Suite 3000 Denver CO 80202	0	0
Common	John Kaldi 999 18th Street Suite 3000 Denver CO 80202	0	0
Common	Arne Raabe 2) 999 18th Street Suite 3000 Denver CO 80202	24,600	0

Common	Raj Rajeswaran 999 18th Street Suite 3000 Denver CO 80202	0	0

Common	All Officers and Directors as a Group(two persons)	10,024,600	21.6%

1)

Shares owned through SPM Group Limited. There is an understanding between SPM Group Limited, Heather Grant and the board of directors that current directors and officers may participate in the ownership of SPM Group Limited.

2)

Shares owned through Aggregated Global Resources, a company wholly owned by the Company’s CFO.

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

See Item 13 - Certain Relationships and Related Transactions

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our registration statement on Form SB-2 and the audit of our annual financial statements for the fiscal years ending February 28, 2009 and year ending February 29, 2008 were $9,897 and $11,997 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended February 28, 2009 and February 29, 2008.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended February 28, 2009 and February 29, 2008.

ITEM 15. EXHIBITS.

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
4.1	Specimen Stock Certificate (1)
5.1	Opinion on legality (1)
10.1	Purchase agreement for ATP865
10.2	Purchase agreement for ATP862, ATP864, ATP866
14.1	Code of ethics (2)
21.1	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
99.1	Audit committee charter (2)

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

Sentry Petroleum Ltd.

(Registrant)

Date:	May 26 , 2009	By:	RAJ RAJESWARAN
_____________________________________________________
President and Chief Executive Officer
Date:	May 26, 2009	By:	ARNE RAABE
_____________________________________________________
Chief Financial Officer