Form 10-K/A
period 2009-02-28
SENTRY PETROLEUM LTD.
filed 2009-06-04
CIK 1357642

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2009, filed with the Securities and Exchange Commission on May 29, 2009.

In Item 15, Exhibits, the following two exhibits were not attached to the original 10-K document.

Exhibit 10.2 Purchase agreement for ATP862, ATP864, ATP866 and Exhibit 21.1 Subsidiaries of Registrant

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of the Original Form 10-K has been restated in its entirety. Other than the above noted exhibits, there are no other changes to the Original Form 10-K. No amendments have been made to this Form 10-K/A to reflect events occurring after the filing of the Original Form 10-K or to modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s SEC filings made subsequent to the filing of the Original Form 10-K, including any amendments of those filings. In addition, this Form 10-K/A includes updated certifications from the Company’s CEO and CFO as Exhibits 31.1, 31.2, 32.1 and 32.2.

ITEM 15. EXHIBITS.

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
4.1	Specimen Stock Certificate (1)
5.1	Opinion on legality (1)
10.1	Purchase agreement for ATP865 (3)
10.2	Purchase agreement for ATP862, ATP864, ATP866
14.1	Code of ethics (2)
21.1	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
99.1	Audit committee charter (2)

(1) These documents have been filed with previous SB-2 on April 7, 2006 and have been included by reference.

(2) These documents have been filed with Form 10KSB for the year ending February 28, 2007 and have been included by reference.

(3) This document has been filed with Form 10K for the year ending February 28, 2009 and have been included by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sentry Petroleum Ltd.

(Registrant)

Date:	June 2 , 2009	By:	RAJ RAJESWARAN
_____________________________________________________
President and Chief Executive Officer
Date:	June 2, 2009	By:	ARNE RAABE
_____________________________________________________
Chief Financial Officer