Form 10-Q
period 2009-05-31
SENTRY PETROLEUM LTD.
filed 2009-07-09
CIK 1357642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

                                                                             (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Sentry Petroleum Ltd.

(formerly Summit Explorations Inc.)

(An Exploration Stage Company)

May 31, 2009

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

F-5

Sentry Petroleum Ltd.

(formerly Summit Explorations Inc.)

(An Exploration Stage Company)

Consolidated Balance Sheet

(Expressed in US dollars)

	May 31,	February 28,
	2009	2009
	$	$
	(unaudited)	(audited)
ASSETS

Current Assets
Cash	527,125	473,787

Total Current Assets	527,125	473,787

Property and Equipment
Oil and gas on the basis of full cost accounting
Unproved properties (Note 3)	141,593	98,351
Property and Equipment (Note 4)	18,023	18,476

	159,616	116,827

Total Assets	686,741	590,614

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	10,446	10,253
Accrued liabilities (Note 6)	9,400	-
Due to related party (Note 5)	1,020	1,025

Total Liabilities	20,866	11,278

Contingencies (Note 1)
Commitments (Note 9)
Stockholders' Equity/(Deficit)

Common stock: (Note 7)
100,000,000 shares authorized, $0.0001 par value,
46,325,600 shares issued and outstanding	4,633	4,633

Additional Paid-in Capital	1,282,529	1,222,670

Donated Capital	50,000	50,000

Accumulated other comprehensive income (loss)	16,659	(17,579)

Deficit Accumulated During the Exploration Stage	(687,946)	(680,388)

Total Stockholders' Equity	665,875	579,336

Total Liabilities and Stockholders’ Equity	686,741	590,614

(The Accompanying Notes are an Integral Party of These Financial Statements)

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

			For the period
			from February
	Three months	Three months	23, 2006 (Date
	ended	ended	of Inception) to
	May 31	May 31	May 31
	2009	2008	2009
	$	$	$
Revenue	-	-	-

Expenses
Foreign exchange (gain) loss	(76,616)	11,289	153,405
General and administrative	74,569	83,526	508,416
Professional fees	9,749	5,285	57,808
Total Expenses	7,702	100,100	719,629

Other Income
Interest income	144	13,755	31,683

Net Income (Loss) for the Period	(7,558)	(86,345)	(687,946)

Other Comprehensive income (loss)
Foreign currency translation	34,238	(118)	16,659

Comprehensive income (loss)	26,680	(86,463)	(671,287)

Net Loss Per Share - Basic and Diluted	($0.00)	($0.00)

Weighted Average Shares Outstanding	46,325,600	46,325,600

(The Accompanying Notes are an Integral Party of These Financial Statements)

Sentry Petroleum Ltd.

(formerly Summit Explorations Inc.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

			For the period
			from February
	Period	Period	23, 2006 (Date
	ended	ended	of Inception) to
	May 31	May 31	May 31
	2009	2008	2009
	$	$	$
Cash Flows From (Used in) Operating Activities
Net Income (Loss) for the period	(7,558)	(86,345)	(687,946)

Adjustments to reconcile net cash to operating activities:
Depreciation	3,064	491	5,489
Donated services	-	-	50,000
Stock based compensation	59,859	-	120,881

Change in operating assets and liabilities:
Prepaid expenses	-	(5,000)	-
Accounts payable and accrued liabilities	9,593	7,106	19,846
Due to related party	(5)	1,386	1,020

Net Cash From (Used in) Operating Activities	64,953	(82,362)	(490,710)

Cash Flows Used in Investing Activities
Unproved properties	(43,242)	(7,500)	(141,593)
Additions to equipment	(2,611)	-	(23,512)

Net Cash Used in Investing Activities	(45,853)	(7,500)	(165,105)

Cash Flows From Financing Activities
Proceeds from issuance of common shares	-	-	1,166,281

Net Cash From Financing Activities	-	-	1,166,281

Increase (decrease) in Cash and Cash Equivalents	19,100	(89,862)	510,466
Effect of foreign currency translation on cash and cash equivalent	34,238	(118)	16,659

Cash - Beginning of Period	473,787	972,886	-

Cash - End of the Period	527,125	882,906	527,125

Supplemental Disclosure
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Party of These Financial Statements)

Sentry Petroleum Ltd.

(formerly Summit Explorations Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2009

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

The Company has no revenues and has not generated any cash flows from operations to fund its acquisition, exploration and development activities. The Company intends to rely upon the issuance of equity securities to finance its oil and gas property acquisitions and exploration and development on acquired properties, however there can be no assurance it will be successful in raising the funds necessary, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. As at May 31, 2009, the Company has accumulated losses since inception of $687,946.  These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Effective November 26, 2007, the Company authorized a 2 to 1 share split.

On April 15, 2008, the Company incorporated a subsidiary company, Sentry Petroleum (Australia) Pty. Ltd.

2.     Summary of Significant Accounting Policies

          a.    Basis of Presentation

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such instructions. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto as at February 28, 2009.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the three-month period ended May 31, 2009 are not necessarily indicative of the results that can be expected for the year ended February 28, 2010.

         b.    Principles of Consolidation

The consolidated financial statements, which include the Company and its subsidiary, Sentry Petroleum (Australia) Pty. Ltd.,  are compiled in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of its wholly-owned subsidiary.

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2009

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

       d.      Comprehensive Loss

In accordance with SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"), comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the 2008 year, the Company’s other comprehensive income represented foreign currency translation adjustments.

       e.      Foreign Currency Translation

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

 f.

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

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2009

2.

Summary of Significant Accounting Policies (continued)

f.

Oil and Gas Property – (continued)

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

g.

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date.  Management does not believe that any recently issued but not yet effective accounting standards; if currently adopted would have a material effect on the accompanying financial statements.

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

	Period Ended May 31, 2009			Year Ended February 28, 2009
	Acquisition	Exploration	Total	Acquisition	Exploration	Total
	Costs	Costs	Costs	Costs	Costs	Costs
	$	$	$	$	$	$

ATP 862	7,590	14,471	22,061	7,590	1,939	9,529
ATP 864	7,590	4,059	11,649	7,590	-	7,590
ATP 865	5,510	90,724	96,234	5,510	68,132	73,642
ATP 866	7,590	4,059	11,649	7,590	-	7,590

	28,280	113,313	141,593	28,280	70,071	98,351

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2009

4.

Equipment

	Period ended May 31, 2009			Year ended February 28, 2009
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$

Computer equipment	7,116	(2,902)	4,215	4,506	(1,984)	2,522
Furniture and fixtures	1,246	(504)	742	1,246	(442)	804
Seismic software	15,150	(2,083)	13,067	15,150	-	15,150

Total	23,512	(5,489)	18,023	20,902	(2,426)	18,476

5.

Related Party Transactions/Balances

During the quarter ended May 31, 2009 the Company paid $nil to the President of the Company for consulting services, ($7,500 to the former President in 2008) and $nil as re-imbursement for expenses, ($3,249 to the former President in 2008). As of May 31, 2009 the Company owes $nil to the President for expenses incurred ($756 to the former President in 2008).

As of May 31, 2009 the Company owes $1,020 to Aide-de-Camp Services, a company wholly owned by the Secretary of the Company for accounting and secretarial services ($ 2,150 in 2008).

6.

Accrued Liabilities

As at May 31, 2009, accrued liabilities consist of $9,400 (February 28, 2009: $nil) for professional fees.

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

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2009

8.

Stock options and warrants

On February 28, 2009 management options were awarded to our Board of Directors and management team. The following stock options were outstanding as of May 31, 2009.

	Exercise	Currently	Fair	Expiry
Number	price	Exercisable	Value	Date

925,000	$ 1.04	-	$ 120,881	February 2014

The fair value for stock options expensed was estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

Expected volatility – 114.98%

Risk-free interest rate – 2.07%

Expected life of options – 3 years

Fair value - $.725 - $.852

During the three month period ended May 31, 2009, the Company recognized $59,859 in stock-based compensation expense. Stock option compensation will have to be approved by shareholders before taking effect.

As at May 31, 2009, there were $604,402 of unrecognized compensation costs related to non-vested stock options.

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

We have been in operation only since February 23, 2006 and have experienced losses since that time. As of May 31, 2009, we have $506,259 in working capital. We have sufficient funds to carry out a limited plan of operations for the next twelve months, however we do not have sufficient funds to complete the four year obligation on ATP 862, 864, 865, and 866. We will therefore require additional funds. We rely principally on the issuance of common shares by private placements to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible, we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares.

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

With the company’s successful securing of exploration interests ATP 862, 864, 865, and 866 we are obliged to complete proposed work programs to maintain our interests in good standing. As of May 31, 2009 our committed expenditures over the next three years total $16.5 million. We do not have sufficient capital to satisfy the potential future exploration expenditures and we will rely principally on the issuance of Common Stock to raise funds to finance the expenditures that we expect to incur to pursue exploration interests. Failure to raise additional funds will result in the failure to meet our obligations and the relinquishment of our interest in our acquired permits. We have relied principally on the issuance of Common Stock in private placements to raise funds to support our business but there can be no assurance that we will be successful in raising additional funds through the issuance of additional equity.

We do not expect any significant purchases of plant and equipment or any increase in the number of employees in the near future.

Results of Operations

The Company recorded a net loss for the quarter ended May 31, 2009 of $7,558 compared to $86,345 for the same period last year. The major difference essentially resulted from a gain on foreign exchange of $76,616, compared to a loss of $11,289 for the same period last year caused by fluctuation in the US dollar compared to the Canadian and Australian dollars. We also recorded general and administrative expenses of $74,569 for the quarter, compared to $83,526 for the same period last year. Professional fees for the quarter were $9,749 (2008 - $ 5,285).

Liquidity and Capital Resources

At May 31, 2009, our current assets total $527,125 compared to $473,787 at the beginning of the fiscal year. Our current assets for both periods consisted entirely of cash. Our work programs have been approved by the state government for the next three years. We will require additional funding to discharge our exploration obligations. Should we fail to raise additional funds, we will be unable to carry out our plan of operations. We rely upon the sale of our securities to fund operations.

Our current liabilities at May 31, 2009 were $20,866 (2008: $11,278). Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Recent accounting pronouncements

There have been no recent accounting pronouncement since the filing of the Company's Form 10K, filed on May 29, 2009, that have a material impact on the Company's financial presentation and disclosure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 4T. Controls and Procedures

N/A

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-133079, permitting us to offer a minimum of 2,500,000 pre-split shares and a maximum 5,000,000 pre-split shares at $0.10 per share. There is no underwriter involved in our public offering. On November 17, 2006, we completed our public offering by selling 3,162,800 pre-split shares of common stock and raising $316,280. On November 1, 2007, we completed a public offering by selling 15,000,000 pre-split shares of common stock pursuant to an SB-2 Registration statement, file number 333-144063 and raising $750,000. The use of proceeds through May 31, 2009 are as follows:

Audit

$ 35,744

Legal

$ 18,063

Website development

$ 21,696

Unproved properties

$141,593

Working capital

$282,043

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTRY PETROLEUM LTD.

(Registrant)

Dated: 8th July 2009	By:	RAJ RAJESWARAN
President and Chief Executive Officer

Dated: 8th July 2009	By:	ARNE RAABE
Chief Financial Officer