Form 10-Q
period 2009-11-30
SENTRY PETROLEUM LTD.
filed 2010-01-08
CIK 1357642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

November 30, 2009

Index

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations

F-3

Consolidated Statements of Cash Flows

F-4

Notes to the Consolidated Financial Statements

F-5

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	November 30	February 28
	2009	2009
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	383,437	473,787
Goods and Services Tax Receivable	11,803	-

Total Current Assets	395,240	473,787

Property and Equipment
Oil and gas on the basis of full cost accounting
Unproved properties (Note 3)	268,362	98,351
Property and Equipment (Note 4)	13,317	18,476

	281,679	116,827

Total Assets	676,919	590,614

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	29,597	10,253
Accrued Liabilities (Note 6)	2,000	-
Due to related party (Note 5)	1,021	1,025

Total Liabilities	32,618	11,278

Going concern (Note 1)
Commitments (Note 9)
Stockholders' Equity/(Deficit)

Common stock: (Note 7)
100,000,000 share authorized, $0.0001 par value,
46,325,600 shares issued and outstanding	4,633	4,633

Additional Paid in Capital	1,390,341	1,222,670

Donated Capital	50,000	50,000

Accumulated other comprehensive income (loss)	47,720	(17,579)

Deficit Accumulated During the Exploration Stage	(848,393)	(680,388)

Total Stockholders' Equity	644,301	579,336

Total Liabilities and Stockholders' Equity	676,919	590,614

(The Accompanying Notes are an Integral Part of These Financial Statements)

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

					For the period
	Three months	Three months	Nine months	Nine months	February 23, 2006
	ended	ended	ended	ended	(Date of Inception)
	November 30	November 30	November 30	November 30	to November 30
	2009	2008	2009	2008	2009
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses
Foreign exchange loss	(12,885)	88,483	(89,655)	150,728	140,366
General and administrative	90,013	48,160	245,279	179,182	679,126
Professional fees	1,000	2,527	12,821	19,915	60,880

Total Expenses	78,128	139,170	168,445	349,825	880,372

Other Income
Interest Income	296	3,466	440	21,943	31,979

Net Income (Loss) for the Period	(77,832)	(135,704)	(168,005)	(327,882)	(848,393)

Other Comprehensive income (loss)
Foreign currency translation	20,996	(19,020)	65,299	(17,729)	47,720

Comprehensive income (loss)	(56,836)	(154,724)	(102,706)	(345,611)	(800,673)

Net Loss Per Share - Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.01)

Weighted Average Shares Outstanding	46,325,600	46,325,600	46,325,600	46,325,600

(The Accompanying Notes are an Integral Part of These Financial Statements)

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

			From
	Nine months	Nine months	February 23, 2006
	ended	ended	(Date of Inception)
	November 30	November 30	to November 30
	2009	2008	2009
	$	$	$

Cash Flows From (Used in) Operating Activities
Net Income (Loss) for the period	(168,005)	(327,882)	(848,393)

Adjustments to reconcile net cash to operating activities:
Depreciation	9,717	1,471	12,142
Donated services	-	-	50,000
Stock based compensation	167,671	-	228,693

Change in operating assets and liabilities:
Goods and Services Tax receivable	(11,803)	-	(11,803)
Accounts payable and accrued liabilities	21,344	27,947	31,597
Due to related party	(4)	1,464	1,021

Net Cash From (Used in) Operating Activities	18,920	(289,500)	(536,743)

Cash Flows Used in Investing Activities
Unproved properties	(170,011)	(92,456)	(268,362)
Additions to equipment	(4,558)	-	(25,459)

Net Cash Used in Investing Activities	(174,569)	(92,456)	(293,821)

Cash Flows From Financing Activities
Proceeds from issuance of common shares	-	-	1,166,281

Net Cash From Financing Activities	-	-	1,166,281

Increase (decrease) in Cash and Cash Equivalents	(155,649)	(381,956)	335,717
Effect of foreign currency translation on cash and cash equivalent	65,299	(17,729)	47,720

Cash - Beginning of Period	473,787	972,886	-

Cash - End of the Period	383,437	573,201	383,437

Supplemental Disclosure
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Sentry Petroleum Ltd.

(formerly Summit Explorations Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2009

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

The Company has no revenues and has not generated any cash flows from operations to fund its acquisition, exploration and development activities. The Company intends to rely upon the issuance of equity securities to finance its oil and gas property acquisitions and exploration and development on acquired properties, however there can be no assurance it will be successful in raising the funds necessary, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. As at November 30, 2009, the Company has accumulated losses since inception of $848,393.  These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the nine-month period ended November 30, 2009 are not necessarily indicative of the results that can be expected for the year ended February 28, 2010.

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

November 30, 2009

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

d.

Comprehensive Loss

In accordance with SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"), comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the 2009 year, the Company’s other comprehensive income represented foreign currency translation adjustments.

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

November 30, 2009

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

	Period Ended November 30, 2009			Year Ended February 28, 2009
	Acquisition	Exploration	Total	Acquisition	Exploration	Total
	Costs	Costs	Costs	Costs	Costs	Costs
	$	$	$	$	$	$

ATP 862	7,590	86,459	94,049	7,590	1,939	9,529
ATP 864	7,590	15,738	23,328	7,590	-	7,590
ATP 865	5,510	124,194	129,704	5,510	68,132	73,642
ATP 866	7,590	13,691	21,281	7,590	-	7,590

	28,280	240,082	268,362	28,280	70,071	98,351

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2009

4.

Equipment

	Period ended November 30, 2009			Year ended February 28, 2009
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$

Computer equipment	9,064	(5,265)	3,799	4,506	(1,984)	2,522
Furniture and fixtures	1,246	(629)	617	1,246	(442)	804
Seismic software	15,150	(6,249)	8,901	15,150	-	15,150

Total	25,460	(12,143)	13,317	20,902	(2,426)	18,476

5.

Related Party Transactions/Balances

During the nine-month period ended November 30, 2009 the Company paid $nil to the President of the Company for consulting services, ($15,000 to the former President in 2008), and $5,500 to Prime Energy Consultants, a company wholly owned by the President of the Company for reimbursement of expenses, ($4,907 to the former President in 2008). As of November 30, 2009 the Company owes $1,021 to Aide-de-Camp Services, a company wholly owned by the Secretary of the Company for accounting and secretarial services, ($1,235 in 2008).

6.

Accrued Liabilities

As at November 30, 2009, accrued liabilities consist of $2,000 (November 30, 2008: $nil) for professional fees.

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

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2009

8.

Stock options and warrants

On February 28, 2009 management options were awarded to our Board of Directors and management team. The following stock options were outstanding as of November 30, 2009.

	Exercise	Currently	Fair	Expiry
Number	price	Exercisable	Value	Date

825,000	$ 1.04	-	$ 653,407	February 2014

The fair value for stock options was estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

Expected volatility – 114.98%

Risk-free interest rate – 2.07%

Expected life of options – 3 years

Fair value - $.725 - $.852

During the nine month period ended November 30, 2009, the Company recognized $167,671 in stock-based compensation expense. Stock option compensation will have to be approved by shareholders before taking effect.

As at November 30, 2009, there were $424,715 of unrecognized compensation costs related to non-vested stock options.

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

F-5

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

We have been in operation only since February 23, 2006 and have experienced losses since that time. As of November 30, 2009, we have $362,622 in working capital. We have sufficient funds to carry out a limited plan of operations for the next twelve months, however we do not have sufficient funds to complete the four year obligation on ATP 862, 864, 865, and 866. We will therefore require additional funds. We rely principally on the issuance of common shares by private placements to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible, we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares.

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

With the company’s successful securing of exploration interests ATP 862, 864, 865, and 866 we are obliged to complete proposed work programs to maintain our interests in good standing. As of November 30, 2009 our committed expenditures over the next three years total $13,289,600. We do not have sufficient capital to satisfy the potential future exploration expenditures and we will rely principally on the issuance of Common Stock to raise funds to finance the expenditures that we expect to incur to pursue exploration interests. Failure to raise additional funds will result in the failure to meet our obligations and the relinquishment of our interest in our acquired permits. We have relied principally on the issuance of Common Stock in private placements to raise funds to support our business but there can be no assurance that we will be successful in raising additional funds through the issuance of additional equity.

We do not expect any significant purchases of plant and equipment or any increase in the number of employees in the near future.

Results of Operations

The Company recorded a net loss for the quarter ended November 30, 2009 of $77,832 compared to $135,704 for the same period last year. The loss for the period essentially resulted from general and administrative expenses of $90,013 for the quarter, compared to $48,160 for the same period last year. In addition, the company recorded a gain on foreign exchange of $12,885, compared to a loss of $88,483 for the same period last year caused by fluctuation in the US dollar compared to the Canadian and Australian dollars. Professional fees for the quarter were $1,000 (2008 - $ 2,527).

Liquidity and Capital Resources

At November 30, 2009, our current assets total $395,240 compared to $473,787 at the beginning of the fiscal year. Our current assets consisted of cash $383,437 (February 2009: $473,787) and Goods and Services tax Receivable of $11,803 (February 2009: Nill). Our work programs have been approved by the state government for the next three years. We will require additional funding to discharge our exploration obligations. Should we fail to raise additional funds, we will be unable to carry out our plan of operations. We rely upon the sale of our securities to fund operations.

Our current liabilities at November 30, 2009 were $32,618 (February 2009: $11,278). Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Recent accounting pronouncements

There have been no recent accounting pronouncement since the filing of the Company's Form 10Q, filed on October 8, 2009, that have a material impact on the Company's financial presentation and disclosure.

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-133079, permitting us to offer a minimum of 2,500,000 pre-split shares and a maximum 5,000,000 pre-split shares at $0.10 per share. There is no underwriter involved in our public offering. On November 17, 2006, we completed our public offering by selling 3,162,800 pre-split shares of common stock and raising $316,280. On November 1, 2007, we completed a public offering by selling 15,000,000 pre-split shares of common stock pursuant to an SB-2 Registration statement, file number 333-144063 and raising $750,000. The use of proceeds through November 30, 2009 are as follows:

Audit

$ 37,744

Legal

$ 19,135

Website development

$ 21,696

Unproved properties

$268,362

Working capital

$338,389

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

SENTRY PETROLEUM LTD.

(Registrant)

Dated: 6th January 2010	By:	RAJ RAJESWARAN
President and Chief Executive Officer

Dated: 6th January 2010	By:	ARNE RAABE
Chief Financial Officer