Form 10-K
period 2010-02-28
SENTRY PETROLEUM LTD.
filed 2010-06-01
CIK 1357642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

x Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2010

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
COMMON STOCK
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [   ]   NO [ X ]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:

YES [   ]   NO [ X ]

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days:
☐ NO ☒ YES

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.: X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ X ]	Smaller Reporting Company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐YES ☒ NO

The issuer's revenues for its most recent fiscal year: $Nil.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of May 25, 2009 is: $23,595,780

The number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2010 and May 25, 2009 46,325,600 Shares Common Stock. $0.0001 par value per share.

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

During the year ended February 28, 2009 the Company acquired four exploration permits, ATP 862, ATP 864, ATP 865, and ATP 866, in the Adavale Basin in Queensland Australia for cash consideration of $30,000 and 7% gross overriding royalty. During the year ending February 28, 2010 the Company incurred $185,800 (2009 - $98,351) in costs during the year relating to these four permits. The Company completed loading and quality checking the seismic and well data available on the four permits. We will require additional funding to discharge our exploration obligations. Should we fail to raise additional funds, we will be unable to carry out our plan of operations.

ATP 862 and 864:

ATP 862 and 864 lie in Central Queensland immediately north of the Gilmore Gas field and the Kenmore Oil fields. The permits cover a gross area of approximately 3.6 million acres. Subject to a 7% Gross Overriding Royalty the Company holds a 100% working interest and is the Operator. Over 3,100 line miles of seismic have been shot over the permit area. The Company incurred $113,307 (2009: $17,119) in acquisition and exploration costs during the 2010 fiscal year.

During the 2010 fiscal year the Company completed loading and quality checking all available seismic data and historical well reports for the permits.

ATP 865 and 866

ATP 865 and 866 lie in Central Queensland Australia and covers an area of approximately 3.2 million acres. Subject to a 7% Gross Overriding Royalty the Company holds a 100% working interest and is the Operator. Over 2,600 line miles of seismic have been shot over the permit area. Sentry has identified five leads within the application area and a large drill ready prospect, the Sherwood Park prospect. A gas pipeline runs north to the Gilmore Gas Field between the Gumbardo-1 and Emu Creek-1 wells in the western side of the ATP 865. The Company incurred $72,493 (2009: $81,232) in acquisition and exploration costs during the 2010 fiscal year.

During the 2010 fiscal year the Company completed loading and quality checking all available seismic data and historical well reports for the permits.

As of February 28, 2010 and the date of this report the company does not have any proven reserves.

 (b) Business of the Issuer

We are an exploration stage company engaged in the assessment, acquisition, exploration and development of oil, gas, and other hydrocarbon properties in Australia and other regions in Austral Asia. In an effort to evaluate exploration interests that meet our criteria, we assess the potential of properties in Australia and Austral Asia. The assessment includes geochemical and petrological review to determine petroleum source potential and reservoir quality, interpretation and reinterpretation of existing seismic data, as well as consideration of discoveries made by third parties on properties adjacent to, or, depending on circumstances, in the area of the properties we are assessing. Geological conditions are however, unpredictable. The analysis of geochemical, petrological, seismic data, and discovery of reserves on properties adjacent to, or in the area of properties under consideration is no assurance that commercially recoverable reserves of oil and gas will be discovered on properties acquired or under consideration. See Risk Factors under this item.

As of the date of this report we have the right to explore for oil and gas in four permits Queensland, Australia. We have not received any revenues from our operations. We are an exploration stage company. We have no history of earnings and there is no assurance that our business will be profitable. As at February 28, 2010 we have an accumulated deficit of $951,434 and we expect to continue incurring operating losses and accumulating deficits until such time that we achieve profitable operations.

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

We require significant additional funding to complete the work program we committed to when acquiring our current exploration properties. We anticipate raising additional financing through the sale of equity securities to finance these exploration obligations, although there can be no assurance that such funding will be available. To date we have held preliminary discussions related to potential future funding. In the event that future equity financing cannot be raised or negotiations for funding are not successful, our plan of operations will be significantly curtailed. There can be no assurance that we will be able to successfully raise the capital required, when required, to meet these additional costs. Additionally, there can be no assurance that if we are successful in securing funding that we will be successful in discovering commercial quantities of hydrocarbons, or that we will have access to funds to develop a successful discovery without significant dilution or cost to our stockholders.

Our business plan is limited in its scope and we intend to derive all of our revenue from a discovery of commercial quantities of hydrocarbons. Specifically, discovering sufficient quantities of hydrocarbons to warrant their profitable development. We have no other business plans and if we are unsuccessful in discovering commercial quantities of hydrocarbons our business will fail.

QUEENSLAND AUSTRALIA PETROLEUM AND COAL EXPLORATION PERMITS

The following is a brief outline of the requirements associated with exploration permits in Queensland Australia and some of the associated expenses incurred in securing approval from the Department of Mines and Energy on ATP permits.

In Queensland, Australia, an onshore exploration permit is a form of tenure granted by the Queensland government under the Petroleum and Gas (Production and Safety) Act 2004. The Petroleum and Gas (Production and Safety) Act grants 2 different types of petroleum tenure, an authority to prospect (ATP) for exploration and a petroleum lease (PL) for development upon commercial discovery of oil or gas. The maximum land area for an ATP tenure is approximately 7,500 sq. km and approximately 225 sq. km for a PL. In each case the area must form a single parcel of land. For an ATP the maximum term for tenure is 12 years (including the initial term and any renewal terms). For a PL the term is 30 years although a PL may be renewed which, in aggregate with previous terms, take the total term of the PL beyond 30 years. Applications for renewal of an ATP petroleum tenure must be made within 60 business days before the end of the existing term and 80 business days before the end of the existing term for a PL.

A work program with total commitment of approximately $13 million over the next two years and has been approved by the state government for ATP 862, 864, 865 and 866. Initial work programs have a maximum term of 4 years and set out the description of the geological model for which we based our work program, our assessment of the potential of discovery and the rationale for the proposed exploration activities. To extend our interest beyond the initial 4-year grant we will be required to submit a new application to the Minister at least 20, but not more than 60, business days before the end of the existing work program. If a later work program is not submitted before the end of the existing work program and we fail to comply with a notice requiring submission of a later work program our ATPs will be cancelled.

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

The following figure shows the locations of the Company’s permits held at February 28, 2010:

The following table summarizes the Company’s permits held at February 28, 2010:

Property	Location	Working Interest	Gross Acres	Net Acres

ATP 862	Adavale Basin	100%	1.85 million	1.85 million
ATP 864	Adavale Basin	100%	1.76 million	1.76 million
ATP 865	Adavale Basin	100%	1.67 million	1.67 million
ATP 866	Adavale Basin	100%	1.5 million	1.5 million

For further detail on each property, and work done during the year, please refer above to Item 1.A - “Business Development” and to the Company’s audited consolidated financial statements (Item 3). For details of planned work to be done on each property before February 28, 2011 and for the estimated cost thereof see below Item 5.B - “Liquidity and Capital Resources” below.

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

We have limited financial resources and will have to raise additional funds to expand our business. To date we have held preliminary discussions related to potential future funding but there can be no certainty that market conditions will enable us to raise the funds required. Failure to raise additional funds may result in the failure of our business. As of February 28, 2010, we had $270,635 in working capital. During the past 12 months we continued our work on four ATP properties with expenditures to date totalling $284,151 in purchase, crosschecking and interpreting the seismic mapping data and well reports.  We have no revenues and will rely principally on the issuance of common shares to raise funds to finance the planned expenditures. There is no assurance that market conditions will enable us to raise funds when required, and any equity financing will likely be dilutive to existing shareholders. Should we fail to raise additional funds, we will be unable to carry out our plan of operations. (See ITEM 1 (b) – Business of the Issuer)

We have acquired interests in four Authority to Prospect (ATP) properties, however, we may be unable to meet the terms and conditions of the permit. Failure to meet the prescribed terms and conditions may result in the loss or abandonment of the permit resulting in the inability to carry out our plan of operations. In all cases, the terms and conditions of any future potential permit or license granting us, directly or indirectly, the right to explore for and develop hydrocarbons prescribes a work program and the date or dates before which such work program must be satisfied. Varying circumstances, including our financial resources, availability of required equipment, and other matters, may result in the failure to satisfy the terms and conditions of a permit or license and result in the complete loss of the interest in the permit or license.

Based upon our financial position our auditor has expressed substantial doubt about our ability to continue as a going concern. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from operations or to raise additional capital through debt or equity financings to meet our future capital obligations. As of February 28, 2010 we have working capital of $270,635 sufficient to finance our plan of operations for the next 12 months. If we do not raise the capital required to carry out our plan of operations, we may be unable to continue as a going concern.

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

We will conduct a portion of our business in foreign currencies, the value of which fluctuates against the U.S. currency. An appreciation in any of these foreign currencies against the US dollar may have adverse effects on our business. We hold cash reserves in US dollars and in Canadian Dollars but are incurring a significant proportion of our expenses in other foreign currencies. An increase in value of any of these foreign currencies versus the US dollar would have a detrimental effect, as expenses incurred would, in turn, increase in US dollars. While certain fluctuation can be expected to continue there can be no assurance that the exchange rate will stabilize at current rates.

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

Research and Development.  During the year ended February 28, 2010 we spent $174,489 (2009: $70,071) in purchase, crosschecking and interpreting the seismic mapping data and well reports.

Patents, Licenses, Trademarks, Franchises, Concessions, or Royalty Agreements. In the year ended February 28, 2009 the Company acquired interests in four permits (ATP862, 864, 865, 866) in Queensland, Australia for cash consideration of $30,000 and 7% gross overriding royalty.  If we are successful in discovering commercial quantities of oil or gas, secure sufficient funds to develop the discovery and are granted a petroleum license we will be required to pay a royalty at a rate of 10% of the wellhead value of the petroleum sold less allowable expenses. The wellhead value is the sum that could reasonably be expected to be realized on a commercial basis, or the fair market.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the Registrant's shareholders in the fourth quarter of the Registrant's fiscal year and were passed with more than 50% of votes.

•

To increase the Authorized share capital to 200,000,000

•

To approve the previous issuance of 825,000 options to certain management and Directors

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market information

Our shares trade on the OTC Bulletin Board under the symbol SPLM. The shares commenced trading on April 20, 2007.  The high and low quarterly closing sales prices for the common stock for 2009 and 2010 were as follows:

Quarter Ended	High (1)(2)(3)	Low (1)(2)(3)

May 31, 2008	$1.35	$1.71
August 31, 2008	$1.67	$3.04
November 30, 2008	$2.50	$3.27
February 28, 2009	$0.85	$3.09

May 31, 2009	$1.62	$0.57
August 31, 2009	$1.39	$0.99
November 30, 2009	$1.43	$0.71
February 28, 2010	$1.01	$0.21

(1) OTCBB quotations may reflect interdealer prices, without retail markup, markdown or commission and may not necessarily reflect actual transactions.

(2) All market prices subsequent to November 30, 2007 reflect trading after the 2:1 forward stock split.

(3) All quotations are from the website located at www.otcbb.com.

At May 25, 2010, there were 46,325,600 common shares issued and outstanding.

 (b) Holders

At May 25, 2010, there were 68 holder of record plus common shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

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

(d) Securities authorized for issuance under equity compensation plans

On February 28, 2009 management options were awarded to our Board of Directors and management team and subject to shareholder approval. The options were approved by shareholders at the 2009 annual meeting. On February 22, 2010 additional management options were awarded to our Board of Directors and management team subject to shareholder approval. The fair value of each option grant, as opposed to its exercise price, is estimated on the date of grant using the Black-Scholes option-pricing model.  Management option expense is recorded in General and Administrative in the accompanying consolidated statements of income, and was $242,832 for the year ending February 28, 2010 (2009 - $61,022).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	825,000	1.04	0

Equity compensation plans not approved by security holders	1,325,000	0.25	0

Total	2,150,000	0.55	0

These options were awarded in an effort to compensate and incentivize our Board of Directors and Management team. The options expire five years from that date and vest over 36 months with 1/3 vesting at the end of each 12 month period. The options not yet approved by security holders will all vest upon independent certification of 3P reserves or 2/3 at the end of 24 months and 1/3 at the end of 36 months. The exercise price for the options was set at the closing market price on the date the options were awarded. The options awarded in 2009 were approved by shareholders and the Company plans to table the additional 2010 options for shareholder approval at the next annual general meeting.

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

Our securities consist of common stock with a par value of $0.0001 per share. On February 5, 2010 our authorized capital was increased to 200,000,000 common shares of which 46,325,600 common shares are issued and outstanding as of May 25, 2010. All of our common stock, issued and unissued, is of the same class and ranks equally as to dividends, voting powers and participation in our assets on a winding-up or dissolution. No common shares have been issued subject to call or assessment. Each common share is entitled to one vote with respect to the election of directors and other matters. The shares of common stock do not have cumulative voting rights.

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

Neither our Articles of Incorporation nor our Bylaws contain specific provisions that would delay, defer or prevent a change in control. However, approximately 153,674,400 common stock shares are authorized but unissued as of May 25, 2010. All of such authorized but unissued shares will be available for future issuance by the Board of Directors without additional shareholder approval. These additional shares may be used for a variety of purposes, including future offerings to raise additional capital or to facilitate acquisitions. One of the effects of the existence of unissued and unreserved common stock may be to enable the Board of Directors to issue shares to persons friendly to current management, which could render more difficult or discourage an attempt to obtain control of Sentry Petroleum by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of management. Such additional shares also could be used to dilute the stock ownership of persons seeking to obtain control of Sentry Petroleum.

Preferred Stock

Our articles of incorporation do not authorize any shares of preferred stock.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Options

As of February 28, 2010 2,150,000 management options were outstanding of which 274,999 were available for exercise at an average exercise price of $1.04. Of the 2,150,000 management options, 1,325,000 are pending shareholder approval prior to issuance.

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

The use of proceeds through February 28, 2010 are as follows:

Audit	$39,794
Legal	20,806
Geological and seismic interpretations	284,151
Office and admin	366,321

Total	$711,072

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

We have been in operation only since February 23, 2006 and have experienced losses since that time. As of February 28, 2010, we have $270,635 in working capital. In 2008 we completed a financing of $750,000 and issued 15,000,000 pre split common shares pursuant to our SB-2 registration statement declared effective on July 11 2007. We have sufficient funds to carry out our plan of operations for the next twelve months. We rely principally on the issuance of common shares by private placements to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible, we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares.

We are an exploration stage company with limited operations and have not yet received revenues from operations, generated profitability or experienced positive cash flow from operations. During the next 12 months we will continue the analysis of seismic and well data initiated by consultants previously contracted.  Our CEO, VP of Exploration, and Chief Geophysicist have extensive experience in the oil and gas industry with specific industry experience in exploration in Australia and Asia.

With the company’s successful securing of exploration interests ATP 862, 864, 865, and 866 we are obliged to complete proposed work programs to maintain our interests in good standing. As of February 28, 2010 our committed expenditures over the next two years total $13.3 million. We do not have sufficient capital to satisfy the potential future exploration expenditures and we will rely principally on the issuance of Common Stock to raise funds to finance the expenditures that we expect to incur. Failure to raise additional funds will result in the failure to meet our obligations and the relinquishment of our interest in our acquired permits. We have relied principally on the issuance of Common Stock in private placements to raise funds to support our business but there can be no assurance that we will be successful in raising additional funds through the issuance of additional equity.

We do not expect any significant purchases of plant and equipment or any increase in the number of employees in the near future.

Liquidity and Capital Resources

During the twelve months ended February 29, 2008 total cash of $750,000 was raised through a private placement.

At February 28, 2010, our current assets total $333,054 compared to $473,787 at the beginning of the fiscal year. Our current assets for both periods consisted entirely of cash. During the year ended February 28, 2010, the Company submitted an application for 100% working interest in exploration property EPC 1758 for cash consideration of $37,829  (2009: the Company acquired 100% working interest in four properties, ATP 862, ATP 864, ATP 865 and ATP 866 in Queensland Australia for cash consideration of $30,000 and 7% gross overriding royalty.) We do not have sufficient funds for our expected work program during the next 24 months. Our work programs have been approved by the state government for the next two years. Should we fail to raise additional funds, we will be unable to carry out our plan of operations. We rely upon the sale of our securities to fund operations.

Our current liabilities at February 28, 2010 were $62,419 (2009 - $11,278). Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

 Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required as the Company is a small business issuer, in accordance with Section 12(b)-2 of the Act.

Sentry Petroleum Ltd.

(An Exploration Stage Company)

February 28, 2010

ITEM 8. FINANCIAL STATEMENTS

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

F-6

K. R. MARGETSON LTD.
CHARTERED ACCOUNTANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Sentry Petroleum Ltd.:

We have audited the accompanying consolidated balance sheets of Sentry Petroleum Ltd. (An Exploration Stage Company) as of February 28, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended February 28, 2010 and 2009 and for the period from date of inception, (February 23, 2006) to February 28, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the period from date of inception (February 23, 2006) to February 28, 2007.  That period was audited by other auditors, whose report, dated April 7, 2007, expressed an unqualified opinion on those statements.

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

In our opinion, based on our audits and the report of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2010 and 2009 and the results of its operations and its cash flows for the years ended February 28, 2010 and 2009 and period from date of inception (February 23, 2006) to February 28, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

North Vancouver, Canada	“K R. MARGETSON LTD.”
May 25, 2010	Chartered Accountant

331 EAST 5TH STREET	TELEPHONE: 604-929-2891NE: 604-885-2810
NORTH VANCOUVER, BC V7L 1M1	FACSIMILE: 1-877-874-9583
CANADA	E-MAIL: info@krmargetson.com

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	February 28,	February 28,
	2010	2009
	$	$
ASSETS

Current Assets
Cash	317,515	473,787
Goods and Services Tax Receivable	15,539	-

Total Current Assets	333,054	473,787

Property and Equipment
Oil and gas on the basis of full-cost accounting
Unproved properties (Note 3)	284,151	98,351
Property and Equipment (Note 4)	9,884	18,476
Deposit on Property (Note 6)	45,684	-

	339,719	116,827

Total Assets	672,773	590,614

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	60,381	10,253
Due to related party (Note 5)	2,038	1,025

Total Liabilities	62,419	11,278

Going Concern (Note 1)
Commitments (Note 10)
Stockholders' Equity/(Deficit)

Common stock: (Note 8)
200,000,000 shares authorized, $0.0001 par value,
46,325,600 shares issued and outstanding	4,633	4,633

Additional Paid-in Capital	1,465,501	1,222,670

Donated Capital	50,000	50,000

Accumulated other comprehensive income (loss)	41,654	(17,579)

Deficit Accumulated During the Exploration Stage	(951,434)	(680,388)

Total Stockholders' Equity	610,354	579,336

Total Liabilities and Stockholders’ Equity	672,773	590,614

(The Accompanying Notes are an Integral Party of These Financial Statements)

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

			For the period
			from February
	Year	Year	23, 2006 (Date
	Ended	ended	of Inception) to
	February 28	February 28	February 28,
	2010	2009	2010
	$	$	$
Revenue	-	-	-

Expenses
Foreign exchange (gain) loss	(90,621)	174,487	139,400
General and administrative	345,778	259,463	779,625
Professional fees	16,542	21,525	64,601
Total Expenses	271,699	455,475	983,626

Other Income
Interest income	653	22,016	32,192

Net Income (Loss) for the Period	(271,046)	(433,459)	(951,434)

Other Comprehensive income (loss)
Foreign currency translation	59,233	(17,579)	41,654

Comprehensive income (loss)	(211,813)	(451,038)	(909,780)

Net Loss Per Share - Basic and Fully Diluted	($0.01)	($0.01)

Weighted Average Shares Outstanding	46,325,600	46,325,600

(The Accompanying Notes are an Integral Party of These Financial Statements)

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

			For the period
			from February
	Period	Period	23, 2006 (Date
	ended	ended	of Inception) to
	February 28	February 28	February 28
	2010	2009	2010
	$	$	$
Cash Flows From (Used in) Operating Activities
Net Income (Loss) for the period	(271,046)	(433,459)	(951,434)

Adjustments to reconcile net cash to operating activities:
Depreciation	13,071	2,039	15,496
Donated services	-	-	50,000
Stock based compensation	242,832	61,022	303,854

Change in operating assets and liabilities:
Goods and Services Tax Receivable	(15,539)	-	(15,539)
Accounts payable and accrued liabilities	50,128	4,268	60,381
Due to related party	1,013	(496)	2,038

Net Cash From (Used in) Operating Activities	20,459	(366,626)	(535,204)

Cash Flows Used in Investing Activities
Unproved properties	(231,484)	(98,351)	(329,835)
Additions to furniture and equipment	(4,480)	(16,543)	(25,381)

Net Cash Used in Investing Activities	(235,964)	(114,894)	(355,216)

Cash Flows From Financing Activities
Proceeds from issuance of common shares	-	-	1,166,281

Net Cash From Financing Activities	-	-	1,166,281

Increase (decrease) in Cash and Cash Equivalents	(215,505)	(481,520)	275,861
Effect of foreign currency translation on cash and cash equivalent	59,233	(17,579)	41,654

Cash - Beginning of Period	473,787	972,886	-

Cash - End of the Period	317,515	473,787	317,515

Supplemental Disclosure
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Party of These Financial Statements)

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Consolidated Statements of Stockholders' Equity

(Expressed in US dollars)

						Deficit
					Accumulated	Accumulated
			Additional		other	During the
	Common Stock		Paid-In	Donated	comprehensive	Development
	Shares	Par Value	Capital	Capital	income/loss	Stage	Total
	#	$	$	$	$	$	$

Balance - February 23, 2006 (Date of Inception)	-	-	-	-	-	-	-

Common stock issued for cash at $0.00005 per share	2	1	-	-	-	-	1

Net loss	-	-	-	-	-	(4,355)	(4,355)

Balance - February 28, 2006	2	1	-	-	-	(4,355)	(4,354)

Common stock issued for cash at $0.01 per share	10,000,000	1,000	99,000	-	-	-	100,000

Cancel common stock	(2)	-	-	-	-	-	-

Common stock issued for cash at $0.05 per share	6,325,600	632	315,648	-	-	-	316,280

Net loss	-	-	-	-	-	(60,933)	(60,933)

Balance - February 28, 2007	16,325,600	1,633	414,648	-	-	(65,288)	350,993

Common stock issued for cash at $0.025 per share	30,000,000	3,000	747,000	-	-	-	750,000

Donated Capital/Forgiveness of Debt	-	-	-	50,000	-	-	50,000

Net loss	-	-	-	-	-	(181,641)	(181,641)

Balance – February 28, 2008	46,325,600	4,633	1,161,648	50,000	-	(246,929)	969,352

Stock based compensation	-	-	61,022	-	-	-	61,022

Other comprehensive loss
Foreign currency translation	-	-	-	-	(17,579)	-	(17,579)

Net loss	-	-	-	-	-	(433,459)	(433,459)

Balance – February 28, 2009	46,325,600	4,633	1,222,669	50,000	(17,579)	(680,388)	579,336

Stock based compensation	-	-	242,832	-	-	-	242,832

Other comprehensive income (loss)
Foreign currency translation	-	-	-	-	59,233	-	59,233

Net loss	-	-	-	-	-	(271,046)	(271,046)

Balance – February 28, 2010	46,325,600	4,633	1,465,501	50,000	41,654	(951,434)	610,354

(The Accompanying Notes are an Integral Party of These Financial Statements)

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2010

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

The Company has no revenues and has not generated any cash flows from operations to fund its acquisition, exploration and development activities. The Company intends to rely upon the issuance of equity securities to finance its oil and gas property acquisitions and exploration and development on acquired properties, however there can be no assurance it will be successful in raising the funds necessary, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. As at February 28, 2010, the Company has accumulated losses since inception of $951,434.  These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Effective November 26, 2007, the Company authorized a 2 to 1 share split the effect of which has been retroactively applied.

On April 15, 2008, the Company incorporated a subsidiary company, Sentry Petroleum (Australia) Pty. Ltd.  in order to facilitate exploration activities in Australia.

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

Sentry Petroleum Ltd.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2010

2.

Summary of Significant Accounting Policies (continued)

c.

Comprehensive Loss

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Code (“ASC”) topic 220 “Comprehensive Income” (formerly FAS 130), comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the year ending February 28, 2010, the Company’s other comprehensive income represented foreign currency translation adjustments.

d.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  As at February 28, 2010, the Company has $ Nil ($27,328 in 2009) in cash equivalents.  As at February 28, 2010, $114,860 was deposited in accounts that were federally insured ($84,326 in 2009).

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

f.

Asset Retirement Obligations

The Company will recognize a liability for future asset retirement obligations associated with oil and gas properties.  The estimated fair value of the asset retirement obligation will be based on current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate.  This liability will be capitalized as part of the cost of the related asset and amortized over its useful life.  The liability will accrete until the Company settles the obligation.  As of February 28, 2010, the Company did not have any asset retirement obligations.

Sentry Petroleum Ltd.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2010

2.

Summary of Significant Accounting Policies (continued)

g.

Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC topic 820 “Fair Value Measurements and Disclosures” (formerly FAS 157), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis.  ASC 820 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value.

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.  The Company has adopted ASC 825, “Financial Instruments”, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

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

j.

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

k.

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

Sentry Petroleum Ltd.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2010

2.

Summary of Significant Accounting Policies (continued)

l.

Stock-based Compensation

On the Company’s inception of February 23, 2006, the Company adopted the fair value recognition provisions of ASC topic 718 “Stock Compensation” (formerly FAS 123(R) under which the Company records stock-based compensation expense for warrants and stock options granted to employees, directors and officers using the fair value method. Under this method, stock-based compensation is recorded over the vesting period of the warrant and option based on the fair value of the warrant and option as the grant date. The fair value of each warrant and option granted is estimated using the Black-Scholes option pricing model that takes into account on the grant date, the exercise price, expected life of the warrant and/or option, the price of the underlying security, the expected volatility, expected dividends on the underlying security, and the risk-free interest rate. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Stock based compensation is recorded with a corresponding increase to additional paid-in capital. Consideration received on the exercise of warrants and options, together with the amount previously credited to additional-paid in capital, is recognized as an increase in common stock.

m.

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

n.

Revenue Recognition

The company recognizes revenue when a contract is in place, minerals are delivered to the purchaser and collectability is reasonably assured.

o.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Sentry Petroleum (Australia) Pty. Ltd. All significant inter-company balances and transactions have been eliminated.

p.

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

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2010

4.

Unproved properties - continued

During the year ended February 28, 2009, the Company acquired 100% working interest in the following tenures in Queensland Australia for cash consideration revealed below: ATP 862, ATP 864, ATP 865 and ATP 866. A 7% gross overriding royalty was given to the original tenure holder.

Period Ended February 28, 2010				Year Ended February 28, 2009
	Acquisition	Exploration	Total	Acquisition	Exploration	Total
	Costs	Costs	Costs	Costs	Costs	Costs
	$	$	$	$	$	$

ATP 862	10,626	95,466	106,092	7,590	1,939	9,529
ATP 864	10,626	13,708	24,334	7,590	-	7,590
ATP 865	7,713	123,685	131,398	5,510	68,132	73,642
ATP 866	10,626	11,701	22,327	7,590	-	7,590

	39,591	244,560	284,151	28,280	70,071	98,351

5.

Equipment

	2010			2009
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$

Computer equipment	8,986	(6,475)	2,511	4,506	(1,984)	2,522
Furniture and fixtures	1,246	(691)	555	1,246	(442)	804
Seismic software	15,150	(8,332)	6,818	15,150	-	15,150

Total	25,382	(15,498)	9,884	20,902	(2,426)	18,476

6.

Related Party Transactions/Balances

During the year ended February 28, 2010 the Company paid $5,500 to the president of the Company for re-imbursement of expenses ($8,370 – 2009). In the year ending February 28, 2009 the Company paid $15,000 to the former president of the Company for consulting services and $4,907 as re-imbursement for expenses. As of February 28, 2010 the Company owes $2,308 to Aide-de-Camp Services, a company wholly owned by the Secretary of the Company for accounting and secretarial services, ($1,025 – 2009).  Included in operating expenses for these costs are accounting expenses of $4,049 in 2010 and $5,150 in 2009.

7.

Deposit on Property

During the year the Company made a deposit of $45,684 with the Department of Mines and Energy in Queensland as part of an application for certain coal rights. As of February 28, 2010 the Company has not yet been awarded the permit.

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2010

8.

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

On February 5, 2010, the Company increased its authorized share capital to 200,000,000, common shares of $.0001 par value.

9.

Stock options and warrants

On February 28, 2009 management options were awarded to our Board of Directors and management team subject to shareholder approval. The options were approved by shareholders at the 2009 annual meeting. On February 22, 2010 additional management options were awarded which are also subject to shareholder approval. The following stock options were outstanding as of February 28, 2010.

The stock options granted February 28, 2009 vested over 3 years, with one-third vesting each year.  For the stock options granted February 22, 2010, two-thirds vest after 2 years and one-third vest after 3 years.

A recap of the terms of the stock options as at February 28, 2010 is as follows:

Year awarded	Number	Exercise price	Currently Exercisable	Fair Value	Expiry Date
2009	825,000	$1.04	274,999	$653,407	February 2014
2010	1,325,000	$0.25	-	$255,107	February 2015

Sentry Petroleum Ltd.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2010

9.Stock options and warrants (Continued)

The fair value for stock options was estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

2009 Options		2010 Options
Expected volatility	114.98%	Expected volatility	112.86%
Risk-free interest rate	2.07%	Risk-free interest rate	2.30%
Expected life of options	3 years	Expected life of options	3 years
Fair value	$0.725 - $0.852	Fair value	$0.188 - $0.201

During the year ended February 28, 2010, the Company recognized $242,832 in stock-based compensation expense ($61,022 in 2009).

As at February 28, 2010, there were $604,660 of unrecognized compensation costs related to non-vested stock options.

There were no warrants outstanding.

10.Commitments

Under the oil and gas tenures described in Note 3 and in the assignment agreements with the original grantor, the Company is committed to the following work programs in order to maintain its interest in those tenures.

Tenure	Commitment	Commitment
	in US $	Period
		Remaining
ATP 862	3,744,000	2 years
ATP 864	3,574,400	2 years
ATP 865	2,745,600	2 years
ATP 866	3,225,600	2 years

11.Income Tax

The reconciliation of income taxes attributable to continuing operations computed at the statutory rates to income tax expense is as follows:

	2010	2009

Loss per financial statements	$ (271,046)	$ (433,459)
Statutory Rates	15% - 30%	30%
Tax recovery at statutory rates	$ (54,261)	$ (128,268)

Less (add) non-deductible expenses
Permanent	43,199	17,739
Temporary - unrealized exchange loss	(16,121)	51,609
Less unapplied available loss	27,183	56,920

Tax loss per financial statements	$ -	$ -

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2010

11. Income Tax (Continued)

The Company has accumulated non-capital loss for tax purposes of approximately $450,461. Under normal circumstances the losses may be carried forward to reduce taxable income in future years and, unless utilized, expire as follows:

Year of expiry	$
2026	4,000
2027	50,043
2028	85,349
2029	177,767
2030	69,343
No expiry	63,959

As at February 28, 2010 the tax effects of the temporary timing differences that give rise to significant components of the future income tax asset computed at current rates are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the future tax assets will not be realized.

	2010	2009

Tax attributes
Non-capital loss carry-forwards	$ 450,460	$ 331,626

Effective tax rates	15% - 30%	15% - 30%

Deferred income tax asset	$ 109,481	$ 82,298
Valuation allowance	(109,481)	(82,298)

Deferred tax asset	$ -	$ -

The change in the valuation allowance was an increase of $27,183 for the year ended February 28, 2010 and $56,920 for the year ended February 28, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years there has not been a change in auditor.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of February 28, 2010, the Company's internal control over financial reporting was effective based on those criteria.

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

Name	Age	Position

Raj Rajeswaran	60	President, Chief Executive Officer and Executive Director

Alan Hart	58	Vice President of Exploration and Executive Director

Arne Raabe	40	Chief Financial Officer and Director

John Kaldi	58	Director

Heather Grant	53	Secretary

Work Experience of officers and directors and Term of Office

Mr. Alan Hart is our founder and former Chief Executive Officer, Treasurer, and Chief Financial Officer and has been a director of the board of directors since our inception on February 23, 2006. Mr Hart currently assumes the position of Vice-President of Exploration and Executive Director. Mr. Hart obtained his Master's Degree in Geology from the University of Texas at Arlington in 1979 and has worked in various capacities within the oil and gas industry since his graduation. He has worked both domestically and internationally with such firms as Hunt Oil, Atlantic Richfield and Arco in North and West Africa, Central America, Southeast Asia, Australia and New Zealand. In 1996 he established Golden Downs Consulting to assist petroleum companies developing exploration properties in the Australasian region. From May 2001 to June 2002, Mr. Hart was managing Director of Golden Downs Consulting providing project management services to companies operating in Austral Asia. These projects included completion of a two-year basin and hydrocarbon system analysis of the Northern Taranaki Basin, New Zealand, for Houston based EEX Corporation. From July 2002 until his resignation in June 2005 Mr. Hart was the Chief Executive Officer, President and a Director of TAG Oil Ltd  (TSX:TAO), a Canadian incorporated company operating in New Zealand. In this capacity he reviewed farmin opportunities worldwide and attended all operating and technical committee meetings associated with these permits and reviewed the geological and economic parameters of each well. In June 2005 he resigned as officer and director of TAG Oil and resumed his post as managing Director of Golden Downs Consulting. In July 2005 he provide consulting services to L&M Mining, a privately held New Zealand based gold and coal mining company to expand their activities into the petroleum sector. Under Mr. Hart's direction, L&M Mining successfully applied for and were awarded three exploration permits on the South Island, New Zealand. Mr. Hart was responsible for overseeing the permit application process, work obligation program, initial fieldwork, and seismic requisition planning. In October 2005, Mr. Hart was contracted by SCA, a Houston based geological consulting firm, to complete a project in Mumbai, India for Reliance Industries. The project included a sequence stratigraphic study over two of Reliance's offshore permits and provided the company with three previously unknown prospects. In early 2006, Mr. Hart acted as an expert witness in a High Court case involving Crown Minerals, New Zealand and Bounty Oil & Gas NL. His three week testimony concluded in late April 2006. Mr. Hart is currently managing Director of Golden Downs Consulting in addition to his position with Sentry Petroleum. Mr. Hart is a member of the American Association of Petroleum Geologists, Geological Association of America, the Indonesian Petroleum Association and a published author, most recently his article in the Oil and Gas Journal on exploration opportunities in Austral Asia.

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

Based solely on our review of these reports or written representations from certain reporting persons, the Registrant believes that during the fiscal year ended February 28, 2010 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

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

Upon written request at our corporate executive office we will deliver to any person free of charge a copy of such code of ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Raj Rajeswaran –President, CEO & Executive Director	2010 2009 2008	$0 $0 $0	$0 $0 $0	$0 $0 $0	$108,037 $24,503 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$108,037 $24,503 $0
Alan Hart – Vice President of Exploration & Executive Director	2010 2009 2008	$0 $0 $0	$0 $0 $0	$0 $0 $0	$43,214 $9,801 $0	$0 $0 $0	$0 $0 $0	$0 $15,000 $10,000	$43,214 $24,801 $10,000
Arne Raabe – Chief Financial Officer & Director	2010 2009 2008	$0 $0 $0	$0 $0 $0	$0 $0 $0	$44,016 $9,801 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$44,016 $9,801 $0
Sandy Belford - Chief Geophysicist	2010 2009 2008	$0 $0 $0	$0 $0 $0	$0 $0 $0	$27,740 $6,534 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$27,740 $6,534 $0
Heather Grant – Secretary	2010 2009 2008	$0 $0 $0	$0 $0 $0	$0 $0 $0	$6,937 $1,634 $0	$0 $0 $0	$0 $0 $0	$4,000 $5,150 $6,030	$10,937 $6,784 $6,030
Iynky Maheswaran - Former Chief Financial Officer & Director (1)	2010 2009 2008	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Roger Davidson Former Vice President of Corporate Affairs and Director (2)	2010 2009 2008	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Mike Middleton – Former Exploration Manager (3)	2010 2009 2008	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $6,534 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $6,534 $0

(1)

Mr. Maheswaran resigned as Chief Financial Officer and as a director of the Company effective February 26, 2009 and was replaced by Mr. Raabe as Chief Financial Officer of the Company.

(2)

Mr. Davidson resigned as Vice President of Corporate Affairs and Director on December 29, 2008.

(3)

Mr. Middleton resigned as Exploration Manager and relinquished all option awards.

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Raj Rajeswaran	375,000 625,000	0 0	0 0	$1.04 $0.25	Feb 26/2014 Feb 22/2015	0 0	$0 $0	$0 $0	$0 $0
Alan Hart	150,000 250,000	0 0	0 0	$1.04 $0.25	Feb 26/2014 Feb 22/2015	0 0	$0 $0	$0 $0	$0 $0
Arne Raabe	150,000 300,000	0 0	0 0	$1.04 $0.25	Feb 26/2014 Feb 22/2015	0 0	$0 $0	$0 $0	$0 $0
John Kaldi	25,000 25,000	0 0	0 0	$1.04 $0.25	Feb 26/2014 Feb 22/2015	0 0	$0 $0	$0 $0	$0 $0
Sandy Belford	100,000 100,000	0 0	0 0	$1.04 $0.25	Feb 26/2014 Feb 22/2015	0 0	$0 $0	$0 $0	$0 $0
Heather Grant	25,000 25,000	0 0	0 0	$1.04 $0.25	Feb 26/2014 Feb 22/2015	0 0	$0 $0	$0 $0	$0 $0

Option/SAR Grants

On February 22, 2010 additional management options were awarded to our Board of Directors and management team contingent on shareholder approval. The fair value of each option grant, as opposed to its exercise price, is estimated on the date of grant using the Black-Scholes option-pricing model.  Management option expense is recorded in General and Administrative in the accompanying consolidated statements of income, and was $242,831 for the year ending February 28, 2010 (2009 - $61,022).

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by any named executive officer during the 2010 or 2009 fiscal years. As of February 28, 2010 there are 274,999 management options available for exercise at a price of $1.04 per share.

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

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
John Kaldi	$0	$0	$6,937	$0	$0	$0	$6,937

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners and management

We are not directly or indirectly owned or controlled by a corporation or foreign government. As of May 25, 2010, we had an authorized share capital of 200,000,000 common shares with a par value of $0.0001 per share of which 46,325,600 shares are issued and outstanding.

The following table sets forth, as of May 25, 2010, the beneficial shareholdings of persons or entities holding five per cent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Title of class (1)	Name and address of beneficial owner (2)	Amount and nature of beneficial owner (3)	Percent of class (4)
Common	Heather Grant 1) 999 18th Street Suite 3000 Denver CO 80202	10,000,000	21.6%
Common	Alan Hart 999 18th Street Suite 3000 Denver CO 80202	0	0
Common	John Kaldi 999 18th Street Suite 3000 Denver CO 80202	0	0
Common	Arne Raabe 2) 999 18th Street Suite 3000 Denver CO 80202	24,600	0%
Common	Raj Rajeswaran 999 18th Street Suite 3000 Denver CO 80202	0	0

Common	All Officers and Directors as a Group(two persons)	10,024,600	21.6%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements and the audit of our annual financial statements for the fiscal year ending February 28, 2010 were $13,450 (2009 - $9,897).

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended February 28, 2010 (2009 - $0).

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal year ended February 28, 2010 were $0 (2009 - $0).

ITEM 15. EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Description	Form	Date	Number	Herewith

3.1	Articles of Incorporation	SB-2	4/7/06	3.1
3.2	By-Laws	SB-2	4/7/06	3.2
4.1	Specimen Stock Certificate	SB-2	4/7/06	4.1
5.1	Opinion on legality	SB-2	4/7/06	5.1
10.1	Purchase agreement for ATP865	10-K	5/29/09	10.1
10.2	Purchase agreement for ATP862, ATP864, ATP866	10-K	5/29/09	10.1
10.3	Indemnity agreement, CEO				X
10.4	Indemnity agreement, CFO				X
10.5	Indemnity agreement, VP Exploration				X
10.6	Indemnity agreement, Corporate Secretary				X
10.7	Indemnity agreement, Director				X
10.8	Indemnity agreement, Chief Geophysicist				X
10.9	Option agreement, CEO				X
10.10	Option agreement, CFO				X
10.11	Option agreement, VP Exploration				X
10.12	Option agreement, Corporate Secretary				X
10.13	Option agreement, Director				X
10.14	Option agreement, Chief Geophysicist				X
10.15	Option plan				X
14.1	Code of ethics	10-KSB	05/30/07	14.1
21.1	Subsidiaries of Registrant				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X
99.1	Audit committee charter	10-KSB	05/30/07	14.1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sentry Petroleum Ltd.

(Registrant)

Date:	May 26 , 2010	By:	RAJ RAJESWARAN
_____________________________________________________
President and Chief Executive Officer
Date:	May 26, 2010	By:	ARNE RAABE
_____________________________________________________
Chief Financial Officer