Form 10-Q
period 2010-05-31
SENTRY PETROLEUM LTD.
filed 2010-07-13
CIK 1357642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

 (An Exploration Stage Company)

May 31, 2010

Index

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations

F-3

Consolidated Statements of Cash Flows

F-4

Notes to the Consolidated Financial Statements

F-5

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Consolidated Balance Sheet

(Expressed in US dollars)

	May 31,	February 28,
	2010	2010
	$	$
	(unaudited)	(audited)
ASSETS

Current Assets
Cash	255,915	317,515
Goods and Services Tax Receivable	15,035	15,539

Total Current Assets	270,950	333,054

Property and Equipment
Oil and gas on the basis of full-cost accounting
Unproved properties (Note 3)	274,373	284,151
Property and Equipment (Note 4)	6,839	9,884
Deposit on Property (Note 6)	42,900	45,684

	324,112	339,719

Total Assets	595,062	672,773

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	16,191	60,381
Accrued liabilities (Note 7)	9,400	-
Due to related party (Note 5)	1,000	2,038

Total Liabilities	26,591	62,419

Going Concern (Note 1)
Commitments (Note 10)
Stockholders' Equity/(Deficit)

Common stock: (Note 8)
200,000,000 shares authorized, $0.0001 par value,
46,325,600 shares issued and outstanding	4,633	4,633

Additional Paid-in Capital	1,547,593	1,465,501

Donated Capital	50,000	50,000

Accumulated other comprehensive income (loss)	19,198	41,654

Deficit Accumulated During the Exploration Stage	(1,052,953)	(951,434)

Total Stockholders' Equity	568,471	610,354

Total Liabilities and Stockholders’ Equity	595,062	672,773

(The Accompanying Notes are an Integral Party of These Financial Statements)

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

			For the period
			from February
	Three months	Three months	23, 2006 (Date
	ended	ended	of Inception) to
	May 31	May 31	May 31
	2010	2009	2010
	$	$	$

Revenue	-	-	-

Expenses
Foreign exchange (gain) loss	(3,134)	(76,616)	136,266
General and administrative	94,024	74,569	873,649
Professional fees	10,661	9,749	75,262

Total Expenses	101,551	7,702	1,085,177

Other Income
Interest income	32	144	32,224

Net Income (Loss) for the Period	(101,519)	(7,558)	(1,052,953)

Other Comprehensive income (loss)
Foreign currency translation	(22,456)	34,238	19,198

Comprehensive income (loss)	(123,975)	26,680	(1,033,755)

Net Loss Per Share - Basic and Diluted	($0.00)	($0.00)

Weighted Average Shares Outstanding	46,325,600	46,325,600

(The Accompanying Notes are an Integral Party of These Financial Statements)

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

			For the period
			from February
	Period	Period	23, 2006 (Date
	ended	Ended	of Inception) to
	May 31	May 31	May 31
	2010	2009	2010
	$	$	$
Cash Flows From (Used in) Operating Activities
Net Income (Loss) for the period	(101,519)	(7,558)	(1,052,953

Adjustments to reconcile net cash to operating activities:
Depreciation	2,811	3,064	18,307
Donated services	-	-	50,000
Stock based compensation	82,092	59,859	385,946

Change in operating assets and liabilities:
Goods and Services Tax Receivable	503	(4055)	(15,036)
Accounts payable and accrued liabilities	(34,790)	13,648	25,591
Due to related party	(1,038)	(5)	1,000

Net Cash From (Used in) Operating Activities	(51,941)	64,953	(587,145)

Cash Flows Used in Investing Activities
Unproved properties	(7,537)	(43,242)	(337,372)
Additions to furniture and equipment	-	(2,611)	(25,381)

Net Cash Used in Investing Activities	(7,537)	(45,853)	(362,753)

Cash Flows From Financing Activities
Proceeds from issuance of common shares	-	-	1,166,281

Net Cash From Financing Activities	-	-	1,166,281

Increase (decrease) in Cash and Cash Equivalents	(59,478)	19,100	216,383
Effect of foreign currency translation on cash and cash equivalent	(2,122)	34,238	39,532

Cash - Beginning of Period	317,515	473,787	-

Cash - End of the Period	255,915	527,125	255,915

Supplemental Disclosure
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Party of These Financial Statements)

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2010

1.

Nature of Operations and Continuance of Business

Sentry Petroleum Ltd. (the “Company”) is an Exploration Stage Company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Code (“ASC”) topic 915 and was incorporated under the laws of the State of Nevada on February 23, 2006 as Summit Exploration Inc. On December 3rd, 2007 the Company changed its name from Summit Exploration Inc. to Sentry Petroleum Ltd. The Company is engaged in the acquisition, exploration, and development of oil and gas properties.

The Company has no revenues and has not generated any cash flows from operations to fund its acquisition, exploration and development activities. The Company intends to rely upon the issuance of equity securities to finance its oil and gas property acquisitions and exploration and development on acquired properties, however there can be no assurance it will be successful in raising the funds necessary, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. As at May 31, 2010, the Company has accumulated losses since inception of $1,052,953.  These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

On April 7, 2006, the Company filed an SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission to offer a minimum of 5,000,000 common shares to a maximum of 10,000,000 common shares of the Company at $0.05 per common share for minimum proceeds of $250,000 and maximum proceeds of $500,000.  The SB-2 was declared effective on June 19, 2006, and on November 17, 2006, the Company issued 6,325,600 common shares for cash proceeds of $316,280.

On June 26, 2007, the Company filed an SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission to offer up to a maximum of 30,000,000 common shares of the Company at $0.025 per common share for maximum proceeds of $750,000.  The SB-2 was declared effective on July 11, 2007, and on November 1, 2007, the Company issued 30,000,000 common shares for cash proceeds of $750,000.

Effective November 26, 2007, the Company authorized a 2 to 1 share split the effect of which has been retroactively applied.

On April 15, 2008, the Company incorporated a subsidiary company, Sentry Petroleum (Australia) Pty. Ltd. in order to facilitate exploration activities in Australia.

2.

Summary of Significant Accounting Policies

a.

Basis of Presentation

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such instructions. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto as at February 28, 2010.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the three-month period ended May 31, 2010 are not necessarily indicative of the results that can be expected for the year ended February 28, 2011.

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

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

Notes to the Consolidated Financial Statements

May 31, 2010

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

d.

Comprehensive Loss

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Code (“ASC”) topic 220 “Comprehensive Income”, comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the year ending February 28, 2010, the Company’s other comprehensive income represented foreign currency translation adjustments.

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

May 31, 2010

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

3.

Unproved properties

The Company’s oil and gas properties are located in Australia and its interests in these properties are maintained pursuant to the terms of Authority to Prospect (“ATP”) granted by the Department of Mines and Energy in Queensland. The Petroleum and Gas (Production and Safety) Act 2004 provides the framework for accessing land to explore and develop petroleum and coal seam gas resources in Queensland. The granting process involves a commitment to a work program that must be carried out within specific time periods. See Note  Commitments.

During the year ended February 28, 2009, the Company acquired 100% working interest in the following tenures in Queensland Australia for cash consideration revealed below: ATP 862, ATP 864, ATP 865 and ATP 866. A 7% gross overriding royalty was given to the original tenure holder.

	Period Ended May 31, 2010			Year Ended February 28, 2010
	Acquisition	Exploration	Total	Acquisition	Exploration	Total
	Costs	Costs	Costs	Costs	Costs	Costs
	$	$	$	$	$	$

ATP 862	9,978	92,492	102,470	10,626	95,466	106,092
ATP 864	9,978	15,716	25,694	10,626	13,708	24,334
ATP 865	7,244	117,073	124,317	7,713	123,685	131,398
ATP 866	9,978	11,914	21,892	10,626	11,701	22,327

	37,178	237,195	274,373	39,591	244,560	284,151

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2010

4.

Equipment

	Period ended May 31, 2010			Year ended February 28, 2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$

Computer equipment	8,751	(7,140)	1,611	8,986	(6,475)	2,511
Furniture and fixtures	1,246	(753)	493	1,246	(691)	555
Seismic software	15,150	(10,415)	4,735	15,150	(8,332)	6,818

Total	25,147	(18,308)	6,839	25,382	(15,498)	9,884

5.

Related Party Transactions/Balances

During the quarter ended May 31, 2010 the Company paid $nil to the President of the Company for consulting services, ($nil – 2009).  As of May 31, 2010 the Company owes $1,000 to Aide-de-Camp Services, a company wholly owned by the Secretary of the Company for accounting and secretarial services ($1,020 in 2009).  Expenses for those services were $1,700 for the period ($1,000 in 2009).

6.

Deposit on Property

During the year ending February 28, 2010 the Company made a deposit of $42,900 with the Department of Mines and Energy in Queensland as part of an application for certain coal rights. As of May 31, 2010 the Company has not yet been awarded the permit.

7.

Accrued Liabilities

As at May 31, 2010, accrued liabilities consist of $9,400 (February 28, 2010: $nil) for professional fees.

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

On February 5, 2010, the Company increased its authorized share capital to 200,000,000 common shares of$.0001 par value.

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2010

9.

Stock options and warrants

On February 28, 2009 management options were awarded to our Board of Directors and management team subject to shareholder approval. The options were approved by shareholders at the 2009 annual meeting. On February 22, 2010 additional management options were awarded which are also subject to shareholder approval. The following stock options were outstanding as of May 31, 2010.

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

During the three month period ended May 31, 2010, the Company recognized $82,092 in stock-based compensation expense ($59,859 – 2009).

As at May 31, 2010, there were $522,568 of unrecognized compensation costs related to non-vested stock options.

There were no warrants outstanding.

10.

Commitments

Under the oil and gas tenures described in Note 3 and in the assignment agreements with the original grantor, the Company is committed to the following work programs in order to maintain its interest in those tenures.

	in US $	Period
		Remaining
ATP 862	3,744,000	2 years
ATP 864	3,574,400	2 years
ATP 865	2,745,600	2 years
ATP 866	3,225,600	2 years

11.

Subsequent event

Subsequent to the quarter end the Company received notification that coal permit EPC1758 was awarded by the Department of Mines and Energy in Queensland Australia.

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

Sentry Petroleum has been granted 100% working interest in Exploration for Coal (EPC) 1758.

Employees and Consultants

The Registrant has no employees.

Plan of Operations

Our plan of operations for the next 12 months is to continue our work obligations on ATP 862, 864, 865, and 866 in the Adavale basin in Queensland Australia, to commence our work obligations for EPC 1758, and to continue our assessment of various onshore exploration permits in Australia and Asia.

We have been in operation only since February 23, 2006 and have experienced losses since that time. As of May 31,2010, we have $244,359 in working capital. We have sufficient funds to carry out a limited plan of operations for the next twelve months, however we do not have sufficient funds to complete the two year obligation on our permits. We will therefore require additional funds. We rely principally on the issuance of common shares by private placements to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible, we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares.

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

We are obliged to complete proposed work programs to maintain our permits in good standing. As of May 31, 2010 our committed expenditures over the next two years total $13.3 million. We do not have sufficient capital to satisfy the potential future exploration expenditures and we will rely principally on the issuance of Common Stock to raise funds to finance the expenditures that we expect to incur to pursue exploration interests. Failure to raise additional funds will result in the failure to meet our obligations and the relinquishment of our interest in our acquired permits. We have relied principally on the issuance of Common Stock in private placements to raise funds to support our business but there can be no assurance that we will be successful in raising additional funds through the issuance of additional equity.

We do not expect any significant purchases of plant and equipment or any increase in the number of employees in the near future.

Results of Operations

The Company recorded a net loss for the quarter ended May 31, 2010 of $101,519 compared to $7,558 for the same period last year. The loss for the period essentially resulted from general and administrative expenses of $94,024 for the quarter, compared to $74,569 for the same period last year. In addition, the company recorded a gain on foreign exchange of $3,134, compared to $76,616 for the same period last year caused by fluctuation in the US dollar compared to the Canadian and Australian dollars. Professional fees for the quarter were $10,661 (2009 - $ 9,749).

Liquidity and Capital Resources

At May 31, 2010, our current assets total $270,950 compared to $333,054 at the beginning of the fiscal year. Our current assets consisted of cash $255,915 (February 2010: $317,515) and Goods and Services tax Receivable of $15,035 (February 2010: $15,539). Our work programs have been approved by the state government for the next three years. We will require additional funding to discharge our exploration obligations. Should we fail to raise additional funds, we will be unable to carry out our plan of operations. We rely upon the sale of our securities to fund operations.

Our current liabilities at May 31, 2010 were $26,591 (February 2010: $62,419). Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Recent accounting pronouncements

There have been no recent accounting pronouncement since the filing of the Company's Form 10K, filed on June 1, 2010, that have a material impact on the Company's financial presentation and disclosure.

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 4T. Controls and Procedures

N/A

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

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

The use of proceeds through May 31, 2010 are as follows:

Audit

$ 49,194

Legal

$ 22,067

Geological and seismic interpretation

                $291,688

Office and admin

$375,295

___________________________________________

Total

$738,244

___________________________________________

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

SENTRY PETROLEUM LTD.

(Registrant)

Dated: 7th July 2010	By:	RAJ RAJESWARAN
President and Chief Executive Officer

Dated: 7th July 2010	By:	ARNE RAABE
Chief Financial Officer