Form 10-Q
period 2010-08-31
SENTRY PETROLEUM LTD.
filed 2010-10-15
CIK 1357642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  August 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer [ ]
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 15, 2010
Common Stock, $0.0001 par value	46,325,600

Sentry Petroleum Ltd.

(An Exploration Stage Company)

August 31, 2010

Index

Unaudited Consolidated Balance Sheets

F-2

Unaudited Consolidated Statements of Operations

F-3

Unaudited Consolidated Statements of Cash Flows

F-4

Notes to the Unaudited Consolidated Financial Statements

F-5

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Unaudited Consolidated Balance Sheets

(Expressed in US dollars)

	August 31	February 28
	2010	2010
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	217,908	317,515
Goods and Services Tax Receivable	16,030	15,539

Total Current Assets	233,938	333,054

Property and Equipment
Oil and gas on the basis of full cost accounting		,
Unproved properties (Note 3)	354,707	329,835
Property and Equipment (Note 4)	4,049	9,884

	358,756	339,719

Total Assets	592,694	672,773

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	32,487	60,381
Due to related party (Note 5)	2,142	2,038

Total Liabilities	34,629	62,419

Going Concern (Note 1)
Commitments (Note 8)
Stockholders' Equity/(Deficit)

Common stock: (Note 6)
200,000,000 share authorized, $0.0001 par value,
46,325,600 shares issued and outstanding	4,633	4,633

Additional Paid in Capital	1,629,685	1,465,501

Donated Capital	50,000	50,000

Accumulated other comprehensive income (loss)	38,671	41,654

Deficit Accumulated During the Exploration Stage	(1,164,924)	(951,434)

Total Stockholders' Equity	558,065	610,354

Total Liabilities and Stockholders' Equity	592,694	672,773

(The Accompanying Notes are an Integral Part of These Financial Statements)

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Unaudited Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

					For the period
	Three months	Three months	Six months	Six months	February 23, 2006
	ended	ended	ended	ended	(Date of Inception)
	August 31	August 31	August 31	August 31	to August 31
	2010	2009	2010	2009	2010
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses
Foreign exchange (gain) loss	4,073	(154)	939	(76,770)	140,339
General and administrative	105,052	80,697	199,076	155,266	978,701
Professional fees	2,853	2,072	13,514	11,821	78,115

Total Expenses	111,978	82,615	213,529	90,317	1,197,155

Other Income
Interest Income	7	-	39	144	32,231

Net Income (Loss) for the Period	(111,971)	(82,615)	(213,490)	(90,173)	(1,164,924)

Other Comprehensive income (loss)
Foreign currency translation	19,473	10,065	(2,983)	44,303	38,671

Comprehensive income (loss)	(92,498)	(72,550)	(216,473)	(45,870)	(1,126,253)

Net Loss Per Share - Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	46,325,600	46,325,600	46,325,600	46,325,600

(The Accompanying Notes are an Integral Part of These Financial Statements)

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Unaudited Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

			From
	Six months	Six months	February 23, 2006
	ended	ended	(Date of Inception)
	August 31	August 31	to August 31
	2010	2009	2010
	$	$	$

Cash Flows From (Used in) Operating Activities
Net Income (Loss) for the period	(213,490)	(90,173)	(1,164,924)

Adjustments to reconcile net cash to operating activities:
Depreciation	5,827	6,266	21,323
Donated services	-	-	50,000
Stock based compensation	164,184	113,765	468,038

Change in operating assets and liabilities:
Goods and Services Tax receivable	(491)	(19,921)	(16,030)
Accounts payable and accrued liabilities	(27,894)	8,250	32,487
Due to related party	104	10	2,142

Net Cash From (Used in) Operating Activities	(71,760)	18,197	(606,964)

Cash Flows Used in Investing Activities
Unproved properties	(26,086)	(111,372)	(355,921)
Additions to furniture and equipment	-	(4,256)	(25,381)

Net Cash Used in Investing Activities	(26,086)	(115,628)	(381,302)

Cash Flows From Financing Activities
Proceeds from issuance of common shares	-	-	1,166,281

Net Cash From Financing Activities	-	-	1,166,281

Increase (decrease) in Cash and Cash Equivalents	(97,846)	(97,431)	178,015
Effect of foreign currency translation on cash and cash equivalent	(1,761)	44,303	39,893

Cash - Beginning of Period	317,515	473,787	-

Cash - End of the Period	217,908	420,659	217,908

Supplemental Disclosure
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Notes to the Unaudited Consolidated Financial Statements

August 31, 2010

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

The Company has no revenues and has not generated any cash flows from operations to fund its acquisition, exploration and development activities.  The Company intends to rely upon the issuance of equity securities to finance its oil and gas property acquisitions and exploration and development on acquired properties, however there can be no assurance it will be successful in raising the funds necessary, or that a self-supporting level of operations will ever be achieved.  The likely outcome of these future events is indeterminable.  As at August 31, 2010, the Company has accumulated losses since inception of $1,164,924.  These factors raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the six-month period ended August 31, 2010 are not necessarily indicative of the results that can be expected for the year ended February 28, 2011.

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

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Notes to the Unaudited Consolidated Financial Statements

August 31, 2010

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

Sentry Petroleum Ltd.

(formerly Summit Exploration Inc.)

Notes to the Unaudited Consolidated Financial Statements

August 31, 2010

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

3.

Unproved properties

The Company’s oil and gas properties are located in Australia and its interests in these properties are maintained pursuant to the terms of Authority to Prospect (“ATP”) granted by the Department of Mines and Energy in Queensland. The Petroleum and Gas (Production and Safety) Act 2004 provides the framework for accessing land to explore and develop petroleum and coal seam gas resources in Queensland. The granting process involves a commitment to a work program that must be carried out within specific time periods. See Note - Commitments.

During the year ended February 28, 2009, the Company acquired 100% working interest in the following tenures in Queensland Australia for cash consideration revealed below: ATP 862, ATP 864, ATP 865 and ATP 866. A 7% gross overriding royalty was given to the original tenure holder.

During the year ended February 28, 2010, the Company was granted Exploration Permit for Coal (EPC) 1758 for a term of five years from February 19, 2010.

	Period Ended August 31, 2010			Year Ended February 28, 2010
	Acquisition	Exploration	Total	Acquisition	Exploration	Total
	Costs	Costs	Costs	Costs	Costs	Costs
	$	$	$	$	$	$

ATP 862	10,568	102,879	113,447	10,626	95,466	106,092
ATP 864	10,568	21,331	31,899	10,626	13,708	24,334
ATP 865	7,671	128,972	136,643	7,713	123,685	131,398
ATP 866	10,568	16,716	27,284	10,626	11,701	22,327
EPC 1758	45,434	-	45,434	45,684	-	45,684

	84,809	269,898	354,707	85,275	244,560	329,835

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Notes to the Unaudited Consolidated Financial Statements

August 31, 2010

4.

Equipment

	Period ended August 31, 2010			Year ended February 28, 2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$

Computer equipment	8,965	(7,998)	967	8,986	(6,475)	2,511
Furniture and fixtures	1,246	(816)	430	1,246	(691)	555
Seismic software	15,150	(12,498)	2,652	15,150	(8,332)	6,818

Total	25,361	(21,312)	4,049	25,382	(15,498)	9,884

5.

Related Party Transactions/Balances

During the six-month period ended August 31, 2010 the Company paid $nil to the President of the Company for consulting services, ($nil - 2009), and $1,116 for reimbursement of expenses, ($nil - 2009). As of August 31, 2010 the Company owes $2,142 to Aide-de-Camp Services, a company wholly owned by the Secretary of the Company for accounting and secretarial services, ($2,038 in 2009).

6.

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

On February 5, 2010 the Company increased its authorized share capital to 200,000,000 common shares of $.0001 par value.

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Notes to the Unaudited Consolidated Financial Statements

August 31, 2010

7.

Stock options and warrants

On February 28, 2009 management options were awarded to our Board of Directors and management team subject to shareholder approval. The options were approved by shareholders at the 2009 annual meeting. On February 22, 2010 additional management options were awarded which are also subject to shareholder approval. The following stock options were outstanding as of August 31, 2010.

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

During the six month period ended August 31, 2010, the Company recognized $164,184 in stock-based compensation expense ($113,765 – 2009).

As at August 31, 2010, there were $440,476 of unrecognized compensation costs related to non-vested stock options.

There were no warrants outstanding.

8.

Commitments

Under the oil and gas tenures described in Note 3 and in the assignment agreements with the original grantor, the Company is committed to the following work programs in order to maintain its interest in those tenures.

Under the coal tenure described in Note 3, the Company has work commitments of AUD 250,000 per year for the 5 year term of the permit.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements in this Form 10-Q, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including operating costs, future capital expenditures (including the amount and nature thereof), and other such matters are forward-looking statements.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs.  There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

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

The forgoing list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

As used in this report, “Sentry Petroleum,” the “Company,” “we,” “us,” or “our” refer to Sentry Petroleum Ltd., unless otherwise indicated.

Overview

We were incorporated in Nevada on February 23, 2006 and are a Denver, Colorado-based oil and gas exploration stage company.  We are considered an exploration stage company because we are involved in the examination and investigation of land that we believe may contain hydrocarbon reserves.

Our current focus is on the exploration of properties for which we acquired four exploration permits (Authority to Prospect 862, 864, 865, and 866) to exclusively engage in exploration for oil and gas in central Queensland, Australia and one Exploration Permit for Coal (EPC 1758) to exclusively engage in exploration for coal in the Adavale Basin of Queensland Australia.  EPC 1758 was issued for a term of 5 years and ATP 862, 864, 865, and 866 have a maximum term of 12 years, but can be terminated earlier for failure to carryout exploration work programs on the properties underlying these permits.

We have commenced our exploration program on ATP 862, 864, 865, and 866.  We hold a 100% working interest in ATP 862, 864, 865, and 866, subject to a 7% gross overriding royalty payable to the original tenure holder. We hold a 100% working interest in EPC 1758.  In the aggregate, our permits encompass approximately 6.9 million net acres.

These properties underlying our permits are without known reserves and the proposed plan of exploration detailed below is exploratory in nature.  There is no assurance that we will discover commercial quantities of hydrocarbons.  In addition, even if hydrocarbons are discovered, the costs of development may render any hydrocarbons found to be not commercially viable.  If we do not find hydrocarbon reserves or are unable to develop reserves, either because we do not have sufficient capital or the costs of extraction are uneconomical, we will have to cease operations.

As part of our regular business activities, we routinely review and assess interests in exploration or production properties in Australia and Austral Asia for our possible acquisition.  We seek additional properties or permits that we believe have the potential to add shareholder value.  To that end, during the first six months of our fiscal year, we acquired an Exploration Permit for Coal (EPC) 1758 contained within ATP 862.  This permit was secured primarily to safeguard all hydrocarbon rights over an area where our initial analysis indicates the potential for unconventional gas resources.  Additionally, in September 2010, we submitted an application to the Department of Mines and Energy in Queensland, under their current tender round, to apply for an additional permit adjacent to our current tenements.  There can be no assurance that we will be successful in acquiring additional property interests or permits.  In order to acquire any additional exploration or production properties, we will need to secure additional financing.

Exploration Program

Our plan of operations for the next 12 months is to continue our work obligations on ATP 862, 864, 865, and 866 in the Adavale basin in Queensland Australia, to commence our work obligations for EPC 1758, and to continue our assessment of various onshore exploration permits in Australia and Asia.

  Our corporate strategy is to obtain data from drilling and testing of conventional and unconventional wells, independently certifying the results.  In the event that we discover commercial quantities of hydrocarbons, our business plan is to sell our property interests rather than enter into production of any hydrocarbon reserves on the property ourselves.

Our exploration work since our acquisition of ATP 862, 864, 865, 866 and EPC 1758 has included the accumulation, quality control, and analysis of publicly available technical data obtained on and around our permits in Queensland. Substantial work was completed by companies holding exploration rights to the areas now included within our permits from initial work completed in the 1960's up to the time of our acquisition of the permits. The data from this work, which includes over 9,000 line km of seismic and approximately 50 well reports and well logs from wells within or surrounding our permits has been assembled and quality checked by us for our analysis. Our exploration work to date has been limited to a desk top analysis and interpretation of this publicly available data.

During the next 12 months, we intend to initiate an in field appraisal program on our permits in Australia and to continue the analysis of seismic and other technical data. This work will include work to further our exploration efforts on all our ATPs and our EPC.

During the next 3 to 6 months, we expect to complete the desk top analysis of our permits and commence our in field work program. The desktop analysis includes identifying the locations where we believe the greatest likelihood of discovering commercial quantities of hydrocarbons exists. We will then determine which of the locations are ready to commence drilling and which locations will require additional seismic data. Subsequently, we will obtain the necessary governmental, environmental and land owner permissions to undertake the proposed in field work. This work entails submitting specific work programs to the government for their review and approval as well as completing terms for access onto privately owned land. We anticipate that this process will take from two to four months from our initial applications and will cost approximately $50,000.

The time to complete the acquisition of seismic data and drilling of wells depends on, among other things, the availability of personnel and equipment in Queensland. The associated costs will be determined by the depth of the wells and the amount of seismic data to be acquired; however, we anticipate incurring expenses of approximately $1.4 million over the next 12 months for our exploration program. There can be no guarantee that we will be able to secure the necessary financing and equipment to undertake the work program within the anticipated time frame.

Results of Operations for the Three and Six Months Ended August 31, 2010 and 2009

Revenues

We have not generated any revenues from operations since our inception.

Expenses

We reported total expenses in the amount of $111,978 for the three months ended August 31, 2010, compared to total expenses of $82,615 for the three months ended August 31, 2009.   We reported total expenses in the amount of $213,529 for the six month period ended August 31, 2010, compared to total expenses of $90,317 for the six month period ended August 31, 2009.  Our total expenses were significantly higher for the three and six months ended August 31, 2010, as compared to the three and six months ended August 31, 2009, due primarily to the increased cost of deferred compensation from additional options awarded. Additionally, during  the three and six month periods of 2009 we experienced a significant exchange gain as the U.S. Dollar weakened against the Canadian and Australian Dollars. During the same period of 2010 the U.S. Dollar was mostly unchanged..

We incurred general and administrative expenses of $105,052 for the three months ended August 31, 2010, compared to $80,697 for the three months ended August 31, 2009.  We incurred general and administrative expenses of $199,076 for the six months ended August 31, 2010, compared to $155,266 for the six months ended August 31, 2009.  This increase in our general and administrative expenses is primarily attributable to the increased cost of deferred compensation from additional options awarded.

Professional fees for the three and six months ended August 31, 2010 were in most instances consistent with professional fees reported for the same periods in the prior year.  We incurred professional fees of $2,853 for the three months ended August 31, 2010, compared to $2,072 for the three months ended August 31, 2009.  We incurred professional fees of $13,514 for the six months ended August 31, 2010, compared to $11,821 for the six months ended August 31, 2009.  We anticipate that we will incur increased professional fees as we further our work programs and exploration activity.

We recorded a loss on foreign exchange of $4,073 for the three months ended August 31, 2010, compared to a gain of $154 for the same period in the prior year.  We recorded a loss on foreign exchange of $939 for the six months ended August 31, 2010, compared to a gain of $76,770 for the same period in the prior year.  A loss on foreign exchange was incurred during the three and six months ended August 31, 2010 as a result of fluctuation in the US dollar as compared to the Canadian and Australian dollars that resulted in foreign exchange gains in for the three and six months ended August 31, 2009.

Other Income

We reported other income of $7 for the three months ended August 31, 2010 and no other income or loss for the three months ended August 31, 2009.  We reported other income of $39 for the six months ended August 31, 2010, as compared to $144 for the six months ended August 31, 2009. Other income was attributable to interest received on bank deposits. .

Net Loss

We had net loss of $111,971 for the three months ended August 31, 2010, as compared to net loss of $82,615 for the three months ended August 31, 2009.  We had net loss of $213,490 for the six months ended August 31, 2010, as compared to net loss of $90,173 for the six months ended August 31, 2009.  The increase in our net loss was attributable to increased expenses described above.

Liquidity and Capital Resources

As of August 31, 2010, we had total current assets of $233,938 (February 2010: $333,054), which included cash of $217,908, and total current liabilities in the amount of $34,629.  As a result, we had working capital of $199,309 as of August 31, 2010 (February 2010: $270,635).

We anticipate that we will not generate any revenue during the next twelve months.  An exploration program with a total estimated commitment of approximately $13 million over the next two years was proposed and has been approved by the local government for permits ATP 862, 864, 865 and 866.  We have committed to undertake approximately $250,000 in furtherance of an exploration program over the next six months for EPC 1758.  We are obligated to execute on these proposed exploration programs in order to maintain our permits in good standing.  In addition to these expenditures anticipated to be incurred in connection with our proposed exploration programs, we anticipate spending approximately $60,000 in ongoing general and administrative expenses  for the next twelve months.   The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as general office expenses.

Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We do not have any lending arrangements in place with banking institutions and believe that debt financing will not be an alternative for funding our exploration programs as we have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our proposed exploration programs that is a requirement in order to maintain our permits in good standing.  We are considering entering into a joint venture arrangement to finance the exploration activity required to carry out our proposed exploration programs on the properties underlying our permits.  We are seeking to locate a joint venture participant, but can provide no assurance that we will be successful.  In the event that we enter into a joint venture arrangement, we would likely have to assign a percentage of our property interests to the joint venture participant.

If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  In the absence of sufficient financing to finance our exploration activity required to carry out our proposed exploration programs, we will not be able to pursue our exploration program and maintain our permits in good standing.  If we do not execute on our proposed exploration programs, we may be required to relinquish our interests in our permits and will be forced to cease operations.

Cash Used in Operating Activities

Cash flows used in operating activities for the six months ended August 31, 2010 were $71,760, as compared to cash flows provided by operating activities of $18,197 for the six months ended August 31, 2009.  Our net loss of $213,490 for the six months ended August 31, 2010 was the primary reason for our negative operating cash flow, as compared to our net loss of $90,173 for the six months ended August 31, 2009.

Cash Used in Investing Activities

For the six months ended August 31, 2010, we used $26,086 in investing activities, as compared to $115,628 used in investing activities for the six months ended August 31, 2009.  For the six months ended August 31, 2010, we invested $26,086 in unproven properties, as compared to the six months ended August 31, 2009, in which we invested $111,372 in unproven properties.

Cash from Financing Activities

We had no cash flows provided by financing activities for the six months ended August 31, 2010 or 2009.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Going Concern

We have incurred net losses for the period from inception on February 23, 2006 to August 31, 2010 of $1,164,924 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing from issuance of equity securities.  These conditions raise substantial doubt about our ability to continue as a going concern.

Recent accounting pronouncements

There have been no recent accounting pronouncements since the filing of our Annual Report on Form 10-K, filed on June 1, 2010, that have a material impact on the Company's financial presentation and disclosure.

Critical Accounting Policies

Our condensed unaudited consolidated financial statements have been prepared in conformity with GAAP.  For a full discussion of our accounting policies as required by GAAP, please refer to our Annual Report on Form 10-K for the year ended February 28, 2010.  We consider certain accounting policies to be critical to an understanding of our condensed consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain.  The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and former Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based upon and as of the date of that evaluation, the Chief Executive Officer and former Chief Financial Officer concluded as of August 31, 2010 that the Company's disclosure controls and procedures are effective.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and former Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A.

Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

(Removed and Reserved).

Not applicable.

Item 5.

Other Information

None.

Item 6.

Exhibits

See the Exhibit Index included as the last part of this report (following the signature page), which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTRY PETROLEUM LTD.

(Registrant)

Dated: 15th October 2010	By:	RAJ RAJESWARAN
President and Chief Executive Officer

Dated: 15th October 2010	By:	PAUL BOLDY
Chief Financial Officer

SENTRY PETROLEUM LTD.

(the “Registrant”)

(Commission File No. 000-52794)

Exhibit Index

to Quarterly Report on Form 10-Q

for the Quarter Ended August 31, 2010

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.