Form 10-Q
period 2011-01-11
SENTRY PETROLEUM LTD.
filed 2011-01-14
CIK 1357642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  November 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 13, 2011
Common Stock, $0.0001 par value	46,836,401

Sentry Petroleum Ltd.

(An Exploration Stage Company)

November 30, 2010

Index

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations

F-3

Consolidated Statements of Cash Flows

F-4

Notes to the Consolidated Financial Statements

F-5

Sentry Petroleum Ltd.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	November 30	February 28
	2010	2010
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	664,018	317,515
Goods and Services Tax Receivable	632	15,539

Total Current Assets	664,650	333,054

Property and Equipment
Oil and gas on the basis of full cost accounting
Unproved properties (Note 3)	403,540	329,835
Property and Equipment (Note 4)	1,830	9,884

	405,370	339,719

Total Assets	1,070,020	672,773

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	15,244	60,381
Due to related party (Note 5)	-	2,038

Total Liabilities	15,244	62,419

Going concern (Note 1)
Commitments (Note 8)
Stockholders' Equity/(Deficit)

Common stock: (Note 6)
200,000,000 share authorized, $0.0001 par value,
46,742,267 shares issued and outstanding	4,674	4,633

Additional Paid in Capital	2,250,224	1,465,501

Donated Capital	50,000	50,000

Accumulated other comprehensive income	67,144	41,654

Deficit Accumulated During the Exploration Stage	(1,317,266)	(951,434)

Total Stockholders' Equity	1,054,776	610,354

Total Liabilities and Stockholders' Equity	1,070,020	672,773

Sentry Petroleum Ltd.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Three months	Three months	Nine months	Nine months	February 23, 2006
	Ended	ended	ended	ended	(Date of Inception)
	November 30	November 30	November 30	November 30	to November 30
	2010	2009	2010	2009	2010
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses
Foreign exchange (gain) loss	(6,779)	(12,885)	(5,840)	(89,655)	133,560
General and administrative	153,072	90,013	352,148	245,279	1,131,773
Professional fees	6,055	1,000	19,569	12,821	84,170

Total Expenses	152,348	78,128	365,877	168,445	1,349,503

Other Income
Interest Income	6	296	45	440	32,237

Net Income (Loss) for the Period	(152,342)	(77,832)	(365,832)	(168,005)	(1,317,266)

Other Comprehensive income (loss)
Foreign currency translation	28,473	20,996	25,490	65,299	67,144

Comprehensive income (loss)	(123,869)	(56,836)	(340,342)	(102,706)	(1,250,122)

Net Loss Per Share - Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.00)

Weighted Average Shares Outstanding	46,444,648	46,325,600	46,364,994	46,325,600

Sentry Petroleum Ltd.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

			From
	Nine months	Nine months	February 23, 2006
	Ended	ended	(Date of Inception)
	November 30	November 30	to November 30
	2010	2009	2010
	$	$	$

Cash Flows From (Used in) Operating Activities
Net Income (Loss) for the period	(365,832)	(168,005)	(1,317,266)

Adjustments to reconcile net cash to operating activities:
Depreciation	8,519	9,717	24,015
Donated services	-	-	50,000
Stock based compensation	284,764	167,671	588,618

Change in operating assets and liabilities:
Goods and Services Tax receivable	16,045	(11,803)	(632)
Accounts payable and accrued liabilities	(48,056)	21,344	15,244
Due to related party	(2,238)	(4)	-

Net Cash From (Used in) Operating Activities	(106,798)	18,920	(640,021)

Cash Flows Used In Investing Activities
Unproved properties	(47,975)	(170,011)	(343,878)
Additions to furniture and equipment	(396)	(4,558)	(25,777)

Net Cash Used in Investing Activities	(48,371)	(174,569)	(369,655)

Cash Flows From Financing Activities
Proceeds from issuance of common shares	500,000	-	1,666,281

Net Cash From Financing Activities	500,000	-	1,666,281

Increase (decrease) in Cash and Cash Equivalents	344,8314	(155,649)	656,605
Effect of foreign currency translation on cash and cash equivalent	1,672	65,299	7,413

Cash - Beginning of Period	317,515	473,787	-

Cash - End of the Period	664,018	383,437	664,018

Supplemental Disclosure
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

F-4

Sentry Petroleum Ltd.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2010

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

The Company has no revenues and has not generated any cash flows from operations to fund its acquisition, exploration and development activities. The Company intends to rely upon the issuance of equity securities to finance its oil and gas property acquisitions and exploration and development on acquired properties, however there can be no assurance it will be successful in raising the funds necessary, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. As at November 30, 2010, the Company has accumulated losses since inception of $1,317,266. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the nine-month period ended November 30, 2010 are not necessarily indicative of the results that can be expected for the year ended February 28, 2011.

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

November 30, 2010

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

d.

Comprehensive Loss

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Code (“ASC”) topic 220 “Comprehensive Income”, comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the period from inception, February 23, 2006 to November 30, 2010, the Company’s other comprehensive income represents foreign currency translation adjustments.

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

November 30, 2010

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

The Company’s coal property is located in Australia and its interests in this property is maintained pursuant to the terms of Exploration Permit for Coal (“EPC”) granted by the Department of Mines and Energy in Queensland. The Mineral Resources Act 1989 provides the framework for accessing land to explore and develop coal resources in Queensland. The granting process involves a commitment to a work program that must be carried out within specific time periods. See Note - Commitments.

During the year ended February 28, 2009, the Company acquired 100% working interest in the following tenures in Queensland Australia for cash consideration revealed below: ATP 862, ATP 864, ATP 865 and ATP 866. A 7% gross overriding royalty was given to the original tenure holder.

On June 14, 2010, the Company was informed that it had been granted Exploration Permit for Coal (EPC) 1758 for a term of five years from February 19, 2010.

Sentry Petroleum Ltd.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2010

3.

Unproved properties (continued)

	Period Ended November 30, 2010			Year Ended February 28, 2010
	Acquisition	Exploration	Total	Acquisition	Exploration	Total
	Costs	Costs	Costs	Costs	Costs	Costs
	$	$	$	$	$	$

ATP 862	11,393	115,327	126,720	10,626	95,466	106,092
ATP 864	11,393	27,410	38,804	10,626	13,708	24,334
ATP 865	8,271	143,458	151,728	7,713	123,685	131,398
ATP 866	11,393	22,435	33,829	10,626	11,701	22,327
EPC 1758	49,664	-	49,664	45,684		45,684
Unallocated	2,795	-	2,795

	84,809	269,898	403,540	85,275	244,560	329,835

Unallocated represents capitalized expenses on permits not yet awarded.

4.

Equipment

	Period ended November 30, 2010			Year ended February 28, 2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$

Computer equipment	9,657	(8,763)	894	8,986	(6,475)	2,511
Furniture and fixtures	1,246	(878)	368	1,246	(691)	555
Seismic software	15,150	(`14,582)	568	15,150	(8,332)	6,818

Total	26,052	(24,222)	1,830	25,382	(15,498)	9,884

5.

Related Party Transactions/Balances

During the nine-month period ended November 30, 2010 the Company paid $nil to the President of the Company for consulting services, ($nil - 2009), and $1,116 for reimbursement of expenses, ($5,500 - 2009). As of November 30, 2010 the Company owes $Nil to Aide-de-Camp Services, a company wholly owned by the Secretary of the Company for accounting and secretarial services, ($1,021 in 2009).

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

November 30, 2010

6.

Common stock (continued)

On December 3, 2007, the Company increased its authorized share capital to 100,000,000, common shares of $.0001 par value.

On February 5, 2010 the Company increased its authorized share capital to 200,000,000 common shares of $.0001 par value.

On November 4, 2010 the company issued 416,667 common shares and 416,667 common share warrants at $1.20 for proceeds of $500,000

7.

Stock options and warrants

On February 28, 2009 management options were awarded to our Board of Directors and management team subject to shareholder approval. The options were approved by shareholders at the 2009 annual meeting. On February 22, 2010 additional management options were awarded which are also subject to shareholder approval. The following stock options were outstanding as of November 30, 2010.

On November 12, 2010 management options were awarded to a member of our management team subject to shareholder approval.

A recap of the terms of the stock options as at February 28, 2010 is as follows:

Year awarded	Number	Exercise price	Currently Exercisable	Fair Value	Expiry Date
2009	825,000	$1.04	274,999	$653,407	February 2014
2010	1,325,000	$0.25	-	$255,107	February 2015
2010	400,000	$1.30	-	$461,871	November 2015

The fair value for stock options was estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

2009 Options		February 2010 Options
Expected volatility	114.98%	Expected volatility	112.86%
Risk-free interest rate	2.07%	Risk-free interest rate	2.30%
Expected life of options	3 years	Expected life of options	3 years
Fair value	$0.725 - $0.852	Fair value	$0.188 - $0.201

November 2010 Options
Expected volatility	152.16%
Risk-free interest rate	1.35%
Expected life of options	3 years
Fair value	$1.138 - $1.188

During the nine month period ended November 30, 2010, the Company recognized $284,764 in stock-based compensation expense ($167,671 – 2009).

As at November 30, 2010, there were $781,767 of unrecognized compensation costs related to non-vested stock options.

At November 30, 2010 there were 416,667 common stock warrants outstanding. The warrants were issued on November 4, 2010 and have a 2 year term. The warrants have an exercise price of $1.50 for the first 12 months and $1.75 thereafter.

Sentry Petroleum Ltd.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2010

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

Our current focus is on the exploration of properties for which we acquired four exploration permits (Authority to Prospect 862, 864, 865, and 866) to exclusively engage in exploration for oil and gas in central Queensland, Australia and one Exploration Permit for Coal (EPC 1758) to exclusively engage in exploration for coal in the Adavale Basin of Queensland Australia.  EPC 1758 was issued for a term of 5 years and ATP 862, 864, 865, and 866 have a maximum term of 12 years, but can be terminated earlier for failure to carryout exploration work programs on the properties underlying these permits. Our obligations on the four ATPs include obtaining additional seismic data and drilling of wells on each of the permits prior to February 2012. The total estimated cost to complete our obligations is approximately $13 million (see Footnotes to financial statements for further detail on our exploration obligations).

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

As part of our regular business activities, we routinely review and assess interests in exploration or production properties in Australia and Austral Asia for our possible acquisition.  We seek additional properties or permits that we believe have the potential to add shareholder value.  To that end, in the first half of our fiscal year, we acquired an Exploration Permit for Coal (EPC) 1758 contained within ATP 862.  This permit was secured primarily to safeguard all hydrocarbon rights over an area where our initial analysis indicates the potential for unconventional gas resources.  There can be no assurance that we will be successful in acquiring additional property interests or permits.  In order to acquire any additional exploration or production properties, we will need to secure additional financing.

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

During the three months ended November 2, 2010, we completed our review and extensive geophysical analysis on ATP 865 and ATP 866, encompassing 3.17 million acres of oil and gas leases.  As a result of this review and analysis, we have indentified what we believe are three drill ready prospects that offer the greatest likelihood of discovering commercial quantities of hydrocarbons and will be the subject of our Winter 2011 appraisal drilling campaign anticipated to commence in March 2011.  Our ability to commence our Winter 2011 appraisal drilling campaign is subject to certain conditions, including our ability to secure sufficient financing, the requisite approvals and the availability of personnel and equipment in Queensland.  We can provide no assurance that these conditions will be satisfied in order for us to be able to commence our Winter 2011 appraisal drilling campaign.  We are currently attempting to secure the necessary governmental, environmental and land owner approvals required to undertake the proposed Winter 2011 appraisal drilling campaign and anticipate that such permissions will be obtained by March of 2011

In addition to our planned Winter 2011 appraisal drilling campaign anticipated to commence in March 2011, we intend over the next twelve months to initiate additional in field appraisal program on our permits in Australia and to continue the analysis of seismic and other technical data. This work will include work to further our exploration efforts on all our ATPs and our EPC.

During the next 3 to 6 months, we expect to complete the desk top analysis of all of our permits.  The desktop analysis includes identifying the locations where we believe the greatest likelihood of discovering commercial quantities of hydrocarbons exists. We will then determine which of the identified locations are ready to commence drilling and which locations will require additional seismic data. Subsequently, we will obtain the necessary governmental, environmental and land owner permissions to undertake the proposed in field work. This work entails submitting specific work programs to the government for their review and approval as well as completing terms for access onto privately owned land. We anticipate that this process will take from two to four months from our initial applications and will cost approximately $50,000.

The time to complete the acquisition of seismic data and drilling of wells depends on, among other things, the availability of personnel and equipment in Queensland. The associated costs will be determined by the depth of the wells and the amount of seismic data to be acquired.

We anticipate incurring expenses of approximately $1.4 million over the next 12 months for our exploration program. There can be no guarantee that we will be able to secure the necessary financing and equipment to undertake the work program within the anticipated time frame.

Results of Operations for the Three and Nine Months Ended November 30, 2010 and 2009

Revenues

We have not generated any revenues from operations since our inception.

Expenses

We reported total expenses in the amount of $152,348 for the three months ended November 30, 2010, compared to total expenses of $78,128 for the three months ended November 30, 2009.   We reported total expenses in the amount of $365,877 for the nine month period ended November 30, 2010, compared to total expenses of $168,445 for the nine month period ended November 30, 2009.  Our total expenses were significantly higher for the three and nine months ended November 30, 2010, as compared to the three and nine months ended November 30, 2009, due primarily to the increased cost of deferred compensation from additional options awarded. Additionally, during the three and nine months ended November 30, 2009, we experienced a significant exchange gain as the U.S. Dollar weakened against the Canadian and Australian Dollars. During the same period of 2010, the U.S. Dollar has continued to weaken, but to a lesser extent than during 2009.

We incurred general and administrative expenses of $153,072 for the three months ended November 30, 2010, compared to $90,013 for the three months ended November 30, 2009.  We incurred general and administrative expenses of $352,148 for the nine months ended November 30, 2010, compared to $245,279 for the nine months ended November 30, 2009.  This increase in our general and administrative expenses is primarily attributable to the increased cost of deferred compensation from additional options awarded.  For the three months ended November 30, 2011 we incurred deferred compensation of $120,580 compared to $53,906 for the three months ended November 30, 2009.  We incurred $284,764 in deferred compensation for the nine months ended November 30, 2010 compared to $167,671 for the nine months ended November 30, 2009. In November 2010, subject to shareholder approval, we issued to a member of our management options to purchase 400,000 shares of our common stock..

Professional fees for the three and nine months ended November 30, 2010 increased from the professional fees reported for the same periods in the prior year.  The increase in professional fees is attributable to an increase in our exploration activity.  We incurred professional fees of $6,055 for the three months ended November 30, 2010, compared to $1,000 for the three months ended November 30, 2009.  We incurred professional fees of $19,569 for the nine months ended November 30, 2010, compared to $12,821 for the nine months ended November 30, 2009.  We anticipate that we will incur increased professional fees as we further our work programs and exploration activity.

We recorded a gain on foreign exchange of $6,779 for the three months ended November 30, 2010, compared to a gain of $12,885 for the same period in the prior year.  We recorded a gain on foreign exchange of $5,840 for the nine months ended November 30, 2010, compared to a gain of $89,655 for the same period in the prior year.  The gain on foreign exchange was realized during the three and nine months ended November 30, 2010 as a result of fluctuation in the US dollar as compared to the Canadian and Australian dollars. These gains were not as substantial as for the comparable period in 2009 as the US dollar has weakened less during 2010 than in 2009.

Other Income

We reported other income of $6 for the three months ended November 30, 2010 and other income of $296 for the three months ended November 30, 2009.  We reported other income of $49 for the nine months ended November 30, 2010, as compared to $440 for the nine months ended November 30, 2009. Other income was attributable to interest received on bank deposits.

Net Loss

We had net loss of $152,342 for the three months ended November 30, 2010, as compared to net loss of $77,832 for the three months ended November 30, 2009.  We had net loss of $365,832 for the nine months ended November 30, 2010, as compared to net loss of $168,005 for the nine months ended November 30, 2009.  The increase in our net loss was attributable to increased expenses described above.

Liquidity and Capital Resources

As of November 30, 2010, we had total current assets of $664,650 (February 2010: $333,054), which included cash of $664,018, and sales taxes receivable of $632. As of November 30, 2010, we had total current liabilities in the amount of $15,244 (February 2010: $62,419).  As a result, we had working capital of $649,406 as of November 30, 2010 (February 2010: $270,635).

We anticipate that we will not generate any revenue during the next twelve months.  An exploration program with a total estimated commitment of approximately $13 million over the next two years was proposed and has been approved by the local government for permits ATP 862, 864, 865 and 866.  We have committed to undertake approximately $250,000 in furtherance of an exploration program over the next three months for EPC 1758 and anticipate incurring aggregate expenses of approximately $1.4 million over the next 12 months for our exploration program.  We are obligated to execute on these proposed exploration programs in order to maintain our permits in good standing.  In addition to these expenditures anticipated to be incurred in connection with our proposed exploration programs, we anticipate spending approximately $60,000 in ongoing general and administrative expenses for the next twelve months.   The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as general office expenses.

Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  We must obtain additional financing in order to continue our plan of operations for the next twelve months. We do not have any lending arrangements in place with banking institutions and believe that debt financing will not be an alternative for funding our exploration programs as we have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our proposed exploration programs that is a requirement in order to maintain our permits in good standing.  During the quarter ended November 30, 2010, we raised $500,000 in a private equity offering, but still require additional funding.

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

If we are unable to raise additional capital in the immediate future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  In the absence of sufficient financing to finance our exploration activity required to carry out our proposed exploration programs, we will not be able to pursue our exploration program and maintain our permits in good standing.  If we do not execute on our proposed exploration programs, we may be required to relinquish our interests in our permits and will be forced to cease operations.

Cash Used in Operating Activities

Cash flows used in operating activities for the nine months ended November 30, 2010 were $106,798, as compared to cash flows provided by operating activities of $18,920 for the nine months ended November 30, 2009.  Our net loss of $365,832 for the nine months ended November 30, 2010 was the primary reason for our negative operating cash flow, as compared to our net loss of $168,005 for the nine months ended November 30, 2009.

Cash Used in Investing Activities

For the nine months ended November 30, 2010, we used $48,371 in investing activities, as compared to $174,569 used in investing activities for the nine months ended November 30, 2009.  For the nine months ended November 30, 2010, we invested $47,975 in unproven properties, as compared to the nine months ended November 30, 2009, in which we invested $170,011 in unproven properties.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our common stock.  For the nine months ended November 30, 2010, we generated $500,000 from the issuance of common shares, as compared to no cash flows provided by financing activities for the nine months ended November 30, 2009.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Going Concern

We have incurred net losses for the period from inception on February 23, 2006 to November 30, 2010 of $1,317,266 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing from issuance of equity securities.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and former Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of November 30, 2010 that the Company's disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A.

Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the reporting period, we completed a private placement of units (the “Units”) to one non-U.S. person, as that term in defined in Regulation S promulgated under the Securities Act (the “Investor”), pursuant to which we sold to the Investor an aggregate of 416,667 units (the “Units”) at a purchase price of $1.20 per Unit (the “Unit Price”).  The aggregate purchase price we received from the sale of these Units was $500,000.  Each unit is comprised of one (1) share of common stock, par value $0.001, and one (1) common stock purchase warrant (the “Warrant”) to purchase one (1) share of our common stock, exercisable commencing on the issuance date and terminating twenty-four (24) months from the date of issuance.  The exercise price for the Warrant is priced at $1.50 per share for the first twelve (12) months and $1.75 per share thereafter.  As a result, we sold in this private placement during the reporting period a total of 500,000 shares of common stock and warrants to purchase 500,000 shares of common stock.  The Units were not sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to the Investor who purchased the Units.

The securities offered and sold in connection with this private placement were in reliance on the exemption from registration under Regulation S promulgated under the Securities Act.  In connection with this private placement, we relied on the Investor’s written representations.  The Investor represented that he is not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Securities Act.  The Investor represented that he was acquiring the securities for investment only and not with a view toward resale or distribution. We requested our stock transfer agent to affix appropriate restricted legends to the stock certificate issued to the Investor.  The Investor was given adequate access to sufficient information about us to make an informed investment decision.  Neither we nor anyone acting on our behalf offered or sold these Units by any form of general solicitation or general advertising.

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

SENTRY PETROLEUM LTD.

(Registrant)

Dated: 13th January 2011	By:	RAJ RAJESWARAN
President and Chief Executive Officer

Dated: 13th January 2011	By:	PAUL BOLDY
Chief Financial Officer

SENTRY PETROLEUM LTD.

(the “Registrant”)

(Commission File No. 000-52794)

Exhibit Index

to Quarterly Report on Form 10-Q

for the Quarter Ended November 30, 2010

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