Form 10-K
period 2011-02-28
SENTRY PETROLEUM LTD.
filed 2011-05-31
CIK 1357642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011.

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to  _______.

Commission file number:  000-52794

Sentry Petroleum Ltd.

(Exact name of registrant as specified in its charter)

Nevada	20-4475552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
999 18th Street, Suite 3000, Denver, CO 80202
(Address of principal executive offices) (Zip Code)
Registrant’s telephone, including area code: (866) 680-7649

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

Not Applicable

(Title of class)

(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

As of August 31, 2010, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price ($0.70) was:   $25,435,480

The number of shares of our common stock outstanding as of May 25, 2011 was:   47,397,007

Documents Incorporated by Reference:  Parts of our definitive proxy statement to be prepared and filed with the Securities and Exchange Commission not later than 120 days after February 28, 2011 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K

SENTRY PETROLEUM LTD.

FEBRUARY 28, 2011

TABLE OF CONTENTS

Page

PART I

PART II

PART III

Item 10. Directors, Executive Officers and Corporate Governance.	32 32
Item 11. Executive Compensation.	32
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	32
Item 13. Certain Relationships and Related Transactions, and Director Independence.	32
Item 14. Principal Accounting Fees and Services.	32

PART IV

Item 15. Exhibits, Financial Statement Schedules.	33

Glossary
Signature Page
Exhibit Index

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "intends," and other variations of these words or comparable words.  In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  A wide variety of factor could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs.  There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

•

ability to secure adequate financing on a timely basis

•

ability to complete work program, which is a condition of maintaining our permits in good standing

•

changes in our business strategy;

•

the timing of exploration expenditures;

•

access and availability of materials, equipment, supplies, labor and supervision, power and water;

•

results of current and future exploration activities;

•

accidents and labor disputes;

•

disappointing results from our exploration or development efforts;

•

decline in demand for our common stock;

•

changes in general market conditions;

•

investor perception of our industry or our prospects;

•

technological changes in the oil and gas exploration industry, including technological innovations by competitors or in competing technologies;

•

the proximity of natural gas production to natural gas pipelines;

•

the availability of pipeline capacity;

•

the demand for oil and natural gas by utilities and other end users;

•

the availability of alternate fuel sources;

•

the effect of inclement weather;

•

changes in oil and gas exploration, processing and overhead costs;

•

unexpected changes in business and economic conditions;

•

changes in interest rates and currency exchange rates;

•

commodity price fluctuations, including changes in the worldwide price for oil and gas;

•

government regulation of oil and natural gas marketing;

•

government regulation of natural gas sold or transported in interstate commerce; and

•

local and community impacts and issues.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Except as required by law, we do not undertake to update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events or otherwise.

As used in this annual report, “Sentry,” the “Company,” “we,” “us,” or “our” refer to Sentry Petroleum Ltd., unless otherwise indicated.

If you are not familiar with the technical terms used in this report, please refer to the definitions of these terms under the caption “Glossary” at the end of Item 15 of this report.

PART I

ITEM 1.

Business.

Overview

We were incorporated in the state of Nevada under the name Summit Exploration Inc. on February 23, 2006 and changed our name to Sentry Petroleum Ltd. on December 5, 2007.  We are an exploration stage company engaged in the assessment, acquisition, exploration and development of oil, gas, and other hydrocarbon properties in Australia and other regions in Austral Asia.  Our registered office and agent for service is located at 5190 Neil Road, Suite 430, Reno Nevada 89501 and our principal corporate office is located at 999 18th Street, Suite 3000 Denver, Colorado 80202. We maintain an operation's office in Perth, Australia.

In an effort to evaluate exploration interests that meet our criteria, we assess the potential of properties in Australia and Austral Asia.  Our current focus is on the exploration of properties for which we acquired four exploration permits (Authority to Prospect 862, 864, 865, and 866) to exclusively engage in exploration for oil and gas in central Queensland, Australia. Each of the ATPs have a maximum term of 12 years commencing in 2008, but can be terminated earlier for failure to carryout exploration work programs on the properties underlying these permits. Our obligations on the four ATPs include geophysical, geological and engineering studies, obtaining additional seismic data and drilling of wells on each of the permits prior to February 2012. We have completed our geophysical, geological and engineering studies, but will have to obtain seismic data and drill wells. The total estimated cost to complete our remaining obligations under the ATPs is approximately $19.5 million (see footnotes to financial statements for further detail on our exploration obligations). If we do not complete on our work obligations there is a risk that we will lose our rights to continue operations on our permits. In order for us to complete on our obligations we will have to raise additional funds. There can be no assurance that we will be able to raise sufficient funds to complete our obligations.

We have commenced our exploration program on ATP 862, 864, 865, and 866.  Our exploration activities have been extremely limited, and to a great extent, have relied upon publicly available information of exploration work performed by prior permit holders.  We hold a 100% working interest in ATP 862, 864, 865, and 866, subject to a 7% gross overriding royalty payable to the original tenure holder. On March 14, 2011, we awarded an option to Sino American Oil Company (“Sino”) for $25,000. The option gives Sino the right to earn a 70% interest in ATP 865 and 866 by drilling one conventional well to a depth of 1,660 meters and to shoot 100 line Km of seismic. After completion of the conventional well, which is expected to be completed by December 2011, we will have the option to increase our interest to 50% by paying 40% of the well costs. In the aggregate, our ATP permits encompass approximately 6.9 million net acres.

These properties underlying our ATP permits are without any known reserves and our proposed plan of exploration is exploratory in nature.  There is no assurance that we will discover commercial quantities of hydrocarbons.  In addition, even if hydrocarbons are discovered, the costs of development may render any hydrocarbons found to be not commercially viable.  If we do not find hydrocarbon reserves or are unable to develop reserves, either because we do not have sufficient capital or the costs of extraction are uneconomical, we will have to cease operations.

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

Summary of our Property Interests

A description of each our four exploration permits (Authority to Prospect 862, 864, 865, and 866) for properties located in Australia and the conditions that we must meet to exercise these options is set forth in Item 2 of this annual report.

Effect of Governmental Regulation on Our Business

Queensland and Australia Petroleum and Coal Exploration Permits

The following is a brief outline of the requirements associated with exploration permits in Queensland Australia and some of the associated expenses incurred in securing approval from the Department of Mines and Energy on ATP permits.

In Queensland, Australia, an onshore exploration permit is a form of tenure granted by the Queensland government under the Petroleum and Gas (Production and Safety) Act 2004. The Petroleum and Gas (Production and Safety) Act grants two different types of petroleum tenure, an authority to prospect (ATP) for exploration and a petroleum lease (PL) for development upon commercial discovery of oil or gas. In this context petroleum is defined to include a substance consisting of hydrocarbons that occur naturally in the earth’s crust. However the legislation specifically excludes, among other resources, coal. The maximum land area for an ATP tenure is approximately 7,500 sq. km and approximately 225 sq. km for a PL. In each case the area must form a single parcel of land. For an ATP the maximum term for tenure is 12 years (including the initial term and any renewal terms). For a PL the term is 30 years although a PL may be renewed which, in aggregate with previous terms, may take the total term of the PL beyond 30 years. Applications for renewal of an ATP petroleum tenure must be made within sixty business days before the end of the existing term and eighty business days before the end of the existing term for a PL.

The work program with a total commitment of approximately $19.5 million over the next year has been approved by the state government for ATP 862, 864, 865 and 866. Initial work programs have a maximum term of four years and set out the description of the geological model for which we based our work program, our assessment of the potential of discovery and the rationale for the proposed exploration activities. To extend our interest beyond the initial four-year grant we will be required to submit a new application to the Minister at least twenty, but not more than sixty, business days before the end of the existing work program. If a later work program is not submitted before the end of the existing work program and we fail to comply with a notice requiring submission of a later work program our ATPs will be cancelled.

If we make a commercial discovery, we can make an application for the grant of a PL. The initial term of  the ATP will continue until a decision is made on the PL application, even if the term of the ATP would otherwise have expired. Under the Petroleum and Gas (Production and Safety) Act, the holder of an ATP has a right of entitlement to the grant of a PL but must satisfy the Minister that the prescribed requirements have been complied with. Specifically; the Minister must have approved the applicant's proposed initial development plan and the Minister must be satisfied that the applicant has sufficient financial and technical resources to carry out the proposed petroleum production or storage activities.

An Exploration Permit Coal (EPC) is awarded pursuant to the Mineral Resources Act 1989 and specifically authorizes a permit holder the right to explore for coal and a product that may be extracted or produced by an underground gasification process for coal or oil shale. An EPC is awarded for an initial period of five years.

Environmental Laws

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

The criteria for an ATP activity are whether potential harm to the environment by the proposed work program can be managed through compliance with the standard environmental codes of environmental compliance. We have received the required environmental authority to complete our proposed work program on the four ATP permits. In case we are successful in discovering economic quantities and oil or gas, we will face additional stringent environmental regulations for production. Of particular consideration in Queensland is the treatment of coal seam gas water.

The production of coal seam gas (“CSG”) produces substantial quantities of water. As a CSG operator, we will be required to submit environmental management plans demonstrating how we plan to manage CSG water. The environmental management plan must include information about CSG water, such as: expected flow rate, quantity and quality expected to be generated, proposed management, including use, treatment, storage or disposal, criteria against which we will monitor and assess the management of CSG water, and proposed actions we will take should any management criteria not be satisfied. We will also be required to submit an annual evaluation of how effective and appropriate management of CSG water has been. If it is determined that CSG water has not been appropriately managed, we will need to outline actions to ensure appropriate management in the future. The development of an environmental management plan will add costs to our operations that at this point are unknown. There is also no guarantee that we are able to develop an approved environmental management plan in a timely manner and any delays can result in additional expenses.

Building of infrastructure such as pipeline or gas reticulation facilities are also subject to approval by environmental authorities. Management has not undertaken due diligence to ascertain the extent of the environmental approval process for infrastructure developments.

Competition

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger or integrated competitors may be able to absorb the burden of existing, and any changes to, laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

Patents, Licenses, Trademarks, Franchises, Concessions, or Royalty Agreements.

In the year ended February 28, 2009, we acquired interests in four permits (ATP862, 864, 865, 866) in Queensland, Australia for cash consideration of $30,000 and a 7% gross overriding royalty.  If we are successful in discovering commercial quantities of oil or gas, secure sufficient funds to develop the discovery and are granted a petroleum license, we will be required to pay a royalty at a rate of 10% of the wellhead value of the petroleum sold less allowable expenses. The wellhead value is the sum that could reasonably be expected to be realized on a commercial basis, or the fair market.

Allowable expenses include;

•

Charges paid or payable by us to a third party for transportation to the point of sale;

•

Processing plant tolls or other charges paid or payable by us to a third party for processing the petroleum before it is sold;

•

Depreciation of capital expenditure by us on a petroleum facility or pipeline used for processing the petroleum or transporting it from the wellhead to the point of its sale, allocated over ten years or a shorter period if the Minister so decides;

•

An operating cost incurred, or to be incurred, by us that directly relates to treating, processing or refining the petroleum before it is sold or transporting the petroleum to the point of its sale;

•

Repairs and maintenance of, and insurance costs for, petroleum facilities and pipelines used to process the petroleum or transport it from the wellhead to the point of its sale;

•

Petroleum tenure rents and Petroleum storage costs;

•

Other expenses incurred, or to be incurred, by us in relation to the operation of the site at which the petroleum was produced that is approved by the Minister;

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

Employees

We have no full-time employees at the present time.  Our executive officers do not devote their services full time to our operations.  We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.  As of February 28, 2011, we engaged approximately ten contractors that provided work to us on a recurring basis.

Research and Development Expenditures

During the year ended February 28, 2011 we spent $105,673 (2010: $174,489) in purchase, crosschecking and interpreting the seismic mapping data and well reports.  For the year ended February 28, 2010, we incurred $Nil in research and development expenditures.

Subsidiaries

On April 15, 2008, we incorporated a wholly owned subsidiary, Sentry Petroleum (Australia) Pty. Ltd.  in order to facilitate our exploration activities in Australia.

ITEM 1A.

Risk Factors.

You should carefully consider the following risk factors in evaluating our business and us.  The factors listed below represent certain important factors that we believe could cause our business results to differ.  These factors are not intended to represent a complete list of the general or specific risks that may affect us.  It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.  If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected.  You should also consider the other information included in this annual report and subsequent quarterly reports filed with the SEC.

Risk Factors

Risks Associated With Our Business

Our accountants have raised substantial doubt with respect to our ability to continue as a going concern.

As noted in our financial statements, we have incurred a net loss of $1,920,665 for the period from inception on February 23, 2006 to February 28, 2011 and have no present source of revenue.  At February 28, 2011, we had a working capital of $585,852.  As of February 28, 2011, we had cash and cash equivalents in the amount of US $687,101.  We will have to raise additional funds to meet our currently budgeted operating requirements for the next twelve months.

The audit report of K.R. Margetson Ltd., Chartered Accountants, for the fiscal year ended February 28, 2011 and 2010 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern.  This is a significant risk that we may not be able to generate and/or raise enough sufficient financing to remain operational for an indefinite period of time.

We have acquired interests in four Authority to Prospect (ATP) properties and we may lose or be forced to relinquish these permits resulting in the inability to carry out our plan of operations if we fail to meet the terms and conditions required to maintain these permits in good standing.

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

We do not have enough money to complete our proposed exploration programs in order to maintain our permits in good standing and consequently may have to cease or suspend our operations unless we are able to raise additional financing.

We presently do not have sufficient capital to complete our proposed exploration programs in order to maintain our permits in good standing.  Although management believes that sources of financing are available, no assurances can be given that these financing sources will ultimately be sufficient.  Other forms of financing, if available, may be on terms that are unfavorable to our stockholders.

As we cannot assure a lender that we will be able to successfully explore and develop our property interests, we may find it difficult to raise debt financing from traditional lending sources.  We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so.  If we cannot raise the money that we need to complete our proposed exploration programs, we may be forced to delay, scale back, or eliminate our exploration activities and even possible lose or be forced to relinquish our permits.  If any of these were to occur, there is a substantial risk that our business would fail.

Any production is contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future.

Any future natural gas and oil production is highly dependent on our level of success in finding or acquiring proven reserves. The business of exploring for, developing or acquiring reserves is capital intensive. Exploration will require significant additional capital expenditures and successful drilling operations. In our current financial situation, we are unable to engage in significant exploration or development efforts or acquisitions of additional properties, and if we are unable to address our liquidity problems and make the necessary capital investment our future operations will be impaired.

We have a limited operating history and have incurred losses that we expect to continue into the future.

We have not yet located any reserves, nor are there any proven reserves on any of the properties for which we hold permits, and we have never had any revenues from our operations.  In addition, we have a very limited operating history upon which an evaluation of our future success or failure can be made.  We have only recently taken steps in a plan to engage in the exploration of our oil and gas properties, and it is too early to determine whether such steps will prove successful.  Our business plan is in its early stages and faces numerous regulatory, practical, legal and other obstacles.  At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties, and our failure to do so could have a materially adverse effect on our financial condition.

No assurances can be given that we will be able to secure the necessary financing the to complete our planned exploration activities.  Our ability to achieve and maintain profitability and positive cash flow over time will be dependent upon, among other things, our ability to (i) identify and acquire properties or interests therein that ultimately have probable or proven oil and gas reserves, (ii) sell such properties or interests to strategic partners or third parties or commence the production of a proven reserve, (iii) produce and sell oil and gas at profitable margins and (iv) raise the necessary capital to operate during this possible extended period of time.  At this stage in our development, it cannot be predicted how much financing will be required to accomplish these objectives.

We have no known reserves and we may not find any hydrocarbons or, if we find hydrocarbons, the hydrocarbons may be uneconomic or production from those hydrocarbons may not be profitable.

Our exploration activities have been extremely limited, and to a great extent, have relied upon publicly available information of exploration work performed by prior permit holders.  There are no proven hydrocarbon reserves on any of our oil and gas interests and there is no assurance that we will discover commercial quantities of hydrocarbons. In addition, even if hydrocarbons are discovered, the costs of development may render any deposit found uneconomic. If we do not find hydrocarbon reserves or are unable to develop reserves, either because we do not have sufficient capital or the costs of extraction are uneconomical, we will have to cease operations and investors who have purchased shares may lose their entire investment.

We may not have access or be able to effectively compete with other companies in procuring all of the supplies and materials we need to begin exploration, which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment that we might need to conduct exploration.  We are in competition with other companies with greater financial resources and expertise in bidding for and procuring equipment necessary to explore for, develop and produce hydrocarbons and in obtaining the services of personnel in the exploration for, and development and production of, hydrocarbons. Our inability to compete raises the risk that we will be unable to carry out our plan of operations.   If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Intense competition in the oil and gas exploration and production segment could adversely affect our ability to acquire desirable properties prospective for oil and gas, as well as producing oil and gas properties.

The oil and gas industry is highly competitive. We compete, or will compete to the extent we do not already, with major integrated and independent oil and gas companies for the acquisition of desirable oil and gas properties and leases, for the equipment and services required to develop and operate properties, and in the marketing of oil and gas to end-users. Many competitors have financial and other resources that are substantially greater than ours, which could, in the future, make acquisitions of producing properties at economic prices difficult for us. In addition, many larger competitors may be better able to respond to factors that affect the demand for oil and natural gas production, such as changes in worldwide oil and natural gas prices and levels of production, the cost and availability of alternative fuels and the application of government regulations. We also face significant competition in attracting and retaining experienced, capable and technical personnel with experience in the oil and gas industry.

 Our success is dependent upon a limited number of people.

The loss of key members of our management team, or difficulty attracting and retaining experienced technical personnel, could reduce our competitiveness and prospects for future success. Our success depends on the continued services of our executive officers and a limited number of other senior management and technical personnel. Loss of the services of any of these people could have a material adverse effect on our operations. We do not have employment agreements with any of our executive officers. Our exploratory drilling success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain experienced explorers, engineers and other professionals. Competition for experienced explorers, engineers and some other professionals is extremely intense. If we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.

Our business will be harmed if we are unable to manage growth.

Our business may experience periods of rapid growth that will place significant demands on our managerial, operational and financial resources.  In order to manage this possible growth, we must continue to improve and expand our management, operational and financial systems and controls, particularly those related to our subsidiary that is doing business in Australia.  We will need to expand, train and manage our employee base and/or retain qualified contractors.  We must carefully manage our exploration activities.  No assurances can be given that we will be able to timely and effectively meet such demands.

 Our officers and directors do not devote full time to the our operations.

Our officers do not devote full time to our operations and devote approximately 80% of their time to the company.  Until such time that we can afford executive compensation commensurate with that being paid in the marketplace, our officers will likely not devote their full time and attention to our operations.  No assurances can be given as to when we will be financially able to engage our officers on a full-time basis.

Because all of our officers and directors are located outside of the United States, you may have no effective recourse against our us or our management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States.  As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Indemnification of officers and directors.

Our Articles of Incorporation and Bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  In addition, we have entered into indemnification agreements with each of our executive officers and directors for the purpose of indemnifying them to the maximum extent permitted by applicable law.  Our stockholders therefore will have only limited recourse against the individuals.

Because we presently do not carry liability or title insurance on any of our properties and do not plan to secure any in the future, we are vulnerable to excessive potential claims and loss of title.

We do not maintain insurance against public liability, environmental risks or title on any of our properties. The possibility exists that title to existing properties or future prospective properties may be lost due to an omission in the claim of title. As a result, any claims against us may result in liabilities we will not be able to afford resulting in the failure of our business.

 Exploratory drilling is an uncertain process with many risks.

Exploratory drilling involves numerous risks, including the risk that we will not find commercially productive natural gas or oil reservoirs.  Very few properties that are explored are ultimately developed into producing properties.  The cost of drilling, completing and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations, including:

•

unexpected drilling conditions;

•

pressure or irregularities in formations;

•

equipment failures or accidents;

•

adverse weather conditions;

•

defects in title;

•

compliance with governmental requirements, rules and regulations; and

•

shortages or delays in the availability of drilling rigs, the delivery of equipment and adequately trained personnel.

Our future drilling activities may not be successful, and we cannot be sure of our overall drilling success rate. Unsuccessful drilling activities would result in significant expenses being incurred without any financial gain.

The oil and gas exploration business involves a high degree of business and financial risk.

The business of exploring for and developing oil and gas properties involves a high degree of business and financial risk. Property acquisition decisions generally are based on assumptions about the quantity, quality, production costs, marketability, and sales price for the acreage or reserves being acquired. Although available geological and geophysical information can provide information about the potential of a property, it is impossible to predict accurately the ultimate production potential, if any, of a particular property or well. Any decision to acquire a property is also influenced by our subjective judgment as to whether we will be able to locate the reserves, drill and equip the wells to produce the reserves, operate the wells economically, and market the production from the wells.

The successful completion of an oil or gas well does not ensure a profit on investment. A variety of factors may negatively affect the commercial viability of any particular well, including:

•

defects in title;

•

the absence of producible quantities of oil and gas;

•

insufficient formation attributes, such as porosity, to allow production;

•

water production requiring disposal; and

•

improperly pressured reservoirs from which to produce the reserves.

In addition, market-related factors may cause a well to become uneconomic or only marginally economic, such as:

•

availability and cost of equipment and transportation for the production;

•

demand for the oil and gas produced; and

•

price for the oil and gas produced.

Our business is subject to operating hazards that could result in substantial losses against which we may not be insured.

The oil and natural gas business involves operating hazards, any of which could cause substantial losses, such as:

•

well blowouts;

•

craterings;

•

explosions;

•

uncontrollable flows of oil, natural gas or well fluids;

•

fires;

•

formations with abnormal pressures;

•

pipeline ruptures or spills; and

•

releases of toxic gas and other environmental hazards and pollution.

As protection against operating hazards, we do not maintain insurance coverage against these operating hazards.  The occurrence of an event that is not covered by insurance would materially harm our business, financial condition and results of operations.  In addition, we may be liable for environmental damage and face substantial potential liabilities to third parties or governmental entities that could reduce or eliminate funds available for exploration, development or acquisitions or cause us to incur losses.

Use of 2-D and 3-D seismic data is subject to interpretation and may not accurately identify the presence of oil and natural gas, which could adversely affect the results drilling operations on our properties.

Even when properly used and interpreted, 2-D and 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. In addition, the use of 3-D seismic and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies, and we could incur losses as a result of such expenditures. As a result, drilling activities on our properties may not be successful or economical.

The oil and gas industry is heavily regulated and we must comply with complex governmental regulations.

The oil and gas industry and the drilling and completion of oil and gas wells is subject to extensive government regulation. Legislation and regulations affecting the industry are under constant review for amendment or expansion, raising the possibility of changes that may adversely affect, among other things, the pricing and production or marketing of oil and gas. Noncompliance with statutes and regulations may lead to substantial penalties and the overall regulatory burden on the industry increases the cost of doing business and, in turn, decreases profitability. Government authorities regulate various aspects of oil and gas drilling, service and production activities, including the drilling of wells through permit and bonding requirements, the spacing of wells, the unitization or pooling of oil and gas properties, environmental matters, safety standards, the sharing of markets, production limitations, plugging and abandonment, and restoration.

Our operations are subject to complex and constantly changing environmental laws and regulations adopted by government authorities. It can be costly to drill, equip and operate a water disposal well. New laws or regulations, or changes to current requirements, could result in our incurring significant additional costs. We could face significant liabilities to government and third parties for discharges of oil, natural gas or other pollutants into the air, soil or water, and we could have to spend substantial amounts on investigations, litigation and remediation.

We cannot be certain that existing laws or regulations which we are subject to, as currently interpreted or reinterpreted in the future, or future laws or regulations, will not harm our business, results of operations and financial condition. Laws and regulations applicable to us include those relating to:

•

land use restrictions;

•

drilling bonds and other financial responsibility requirements;

•

spacing of wells;

•

emissions into the air;

•

unitization and pooling of properties;

•

habitat and endangered species protection, reclamation and remediation;

•

the containment and disposal of hazardous substances, oil field waste and other waste materials;

•

the use of underground storage tanks;

•

the use of underground injection wells, which affects the disposal of water from our wells;

•

safety precautions;

•

the prevention of oil spills;

•

the closure of production facilities;

•

operational reporting; and

•

taxation.

Under these laws and regulations, we could be liable for:

•

personal injuries;

•

property and natural resource damages;

•

releases or discharges of hazardous materials;

•

well reclamation costs;

•

oil spill clean-up costs;

•

other remediation and clean-up costs;

•

plugging and abandonment costs;

•

governmental sanctions, such as fines and penalties; and

•

other environmental damages.

Any noncompliance with these laws and regulations could subject us to material administrative, civil or criminal penalties or other liabilities.

Our operations and facilities are subject to numerous environmental laws, rules and regulations, including laws concerning:

•

the containment and disposal of hazardous substances, oilfield waste and other waste materials;

•

the use of underground storage tanks; and

•

the use of underground injection wells.

Compliance with and violations of laws protecting the environment may become more costly. Sanctions for failure to comply with these laws, rules and regulations, many of which may be applied retroactively, may include:

•

administrative, civil and criminal penalties;

•

revocation of permits; and

•

corrective action orders.

Environmental laws and regulations could impose strict liability. Strict liability means that in some situations we could be exposed to liability for cleanup costs and other damages as a result of our conduct, even if such conduct was lawful at the time it occurred, or as a result of the conduct of prior operators or other third parties. Cleanup costs, natural resource damages and other damages arising as a result of environmental laws and regulations, and costs associated with changes in environmental laws and regulations, could be substantial. From time to time, claims have been made against us under environmental laws.

Oil and gas prices are volatile, and declines in prices would hurt our ability to achieve profitable operations.

The carrying value of oil and gas properties will depend heavily on prevailing market prices for oil and gas. We expect the market for oil and gas to continue to be volatile for the foreseeable future.

Various factors beyond our control affect prices of oil and gas, including:

•

worldwide and domestic supplies of oil and gas;

•

political instability or armed conflict in oil or gas producing regions;

•

the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil prices;

•

production controls;

•

the price and level of foreign imports;

•

worldwide economic conditions;

•

marketability of production;

•

the level of consumer demand and particularly from rapidly developing countries, such as China and India;

•

the price, availability and acceptance of alternative fuels;

•

the price, availability and capacity of commodity processing and gathering facilities, and pipeline transportation;

•

weather conditions; and

•

actions of federal, state, local and foreign authorities.

These external factors and the volatile nature of the energy markets generally make it difficult to estimate future prices of oil and gas. Significant declines in oil and natural gas prices for an extended period may cause various negative effects on our business, including:

•

further impairing our financial condition, cash flows and liquidity;

•

limiting our ability to finance planned capital expenditures;

•

reducing our revenue, operating income and profitability; and

•

reducing the carrying value of our oil and natural gas properties;

Numerous factors beyond our control could affect the marketability of oil and natural gas, so we may experience difficulty selling any oil and natural gas.

           The availability of markets and the volatility of product prices are beyond our control and represent a significant risk.  If we make discoveries of hydrocarbons in commercial quantities, the marketability of our production depends upon the availability and capacity of natural gas gathering systems, pipelines and processing facilities. The unavailability or lack of capacity of these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Our ability to generate any future revenue from oil and natural gas sales also depends on other factors beyond our control. These factors include:

•

the level of domestic production and imports of oil and natural gas;

•

the proximity of natural gas production to natural gas pipelines;

•

the availability of pipeline capacity;

•

the demand for oil and natural gas by utilities and other end users;

•

the availability of alternate fuel sources;

•

the effect of inclement weather;

•

government regulation of oil and natural gas marketing; and

•

government regulation of the transportation of oil and natural gas sold.

If these factors were to change dramatically, our ability to generate revenues from oil and natural gas sales or obtain favorable prices for any of our oil and natural gas could be adversely affected.

Our business depends on transportation facilities owned by others.

The marketability of future production, if any, depends in part on the availability, proximity and capacity of pipeline systems owned by third parties. Our ability to produce and market natural gas on a commercial basis could be harmed by any significant change in the cost or availability of markets, systems or pipelines.

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

An appreciation in any of these foreign currencies against the US dollar may have adverse effects on our business. We hold cash reserves in U.S., Canadian, and Australian dollars and are incurring a significant proportion of our expenses in foreign currencies. An increase in value of any of these foreign currencies versus the US dollar would have a detrimental effect, as expenses incurred would, in turn, increase in US dollars. While certain fluctuation can be expected to continue there can be no assurance that the exchange rate will stabilize at current rates.

Risks Associated With Our Common Stock

Trading on the over-the-counter bulletin board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the over-the-counter bulletin board service of the Financial Industry Regulatory Authority (the “OTCBB”).  Trading in stock quoted on the OTCBB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.  Moreover, the OTCBB is not a stock exchange, and trading of securities on the OTCBB is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex.  These factors may result in investors having difficulty reselling any shares of our common stock.

Because our common stock is quoted and traded on the OTCBB, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale.  The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale.  Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock.  As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.  If these activities are commenced, they may be discontinued at any time.  These transactions may be effected on the OTCBB or any other available markets or exchanges.  Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price.  You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

•

actual or anticipated fluctuations in our operating results;

•

the absence of securities analysts covering us and distributing research and recommendations about us;

•

overall stock market fluctuations;

•

economic conditions generally and in the oil and gas industry;

•

announcements concerning our business or those of our competitors;

•

our ability to raise capital when we require it, and to raise such capital on favorable terms;

•

changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

•

conditions or trends in the industry;

•

litigation;

•

changes in market valuations of other similar companies;

•

announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or joint ventures;

•

future sales of common stock;

•

actions initiated by the SEC or other regulatory bodies;

•

departure of key personnel or failure to hire key personnel; and

•

general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock.  In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies.  These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

We have never paid dividends and have no plans to in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors.  To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to provide funds for operation of our business.  Therefore, any return investors in our common stock will have to be in the form of appreciation, if any, in the market value of their shares of common stock.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our Articles of Incorporation authorize the issuance of 200,000,000 shares of our common stock.  The common stock can be issued by our board of directors, without stockholder approval.  Any future issuances of our common stock would further dilute the percentage ownership of our common stock held by public stockholders.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our stock is a penny stock.  The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the SEC, Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 1B.

Unresolved Staff Comments.

None.

ITEM 2.

Properties.

Our current focus is on the exploration of properties for which we acquired four exploration permits (Authority to Prospect 862, 864, 865, and 866) to exclusively engage in exploration for oil and gas in central Queensland, Australia.  As of February 28, 2011 and as of the date of this report,  we do not have any proven reserves.

Our properties are located in the onshore Adavale Basin in Queensland Australia and are exploration permits. All of our interests in the Adavale Basin cover approximately 6.9 million net acres. The Adavale Basin is a lightly explored area with previous commercial production. The Adavale Basin system is divided structurally into two main regions by the Canaway Ridge. On the eastern side of this structural divide, the basinal system embraces a main depression and a number of isolated synclinal troughs on its southeastern margin which together constitute the Adavale Basin. West of the ridge, it encompasses the Warrabin and the Barrolka Troughs. Together, during the Devonian, these present day structural remnants were part of a considerably larger basin that had developed on the cratonised Thomson Fold Belt of eastern Australia. All of our properties are located east of the Canaway Ridge.

Apart from our interests in the following hydrocarbon exploration properties, we hold only minor office assets for the purpose of operating our business.

The following figure shows the locations of our permits held at February 28, 2011:

The following table summarizes our permits held at February 28, 2011:

Property	Location	Working Interest	Gross Acres	Net Acres

ATP 862	Adavale Basin	100%	1.85 million	1.85 million
ATP 864	Adavale Basin	100%	1.76 million	1.76 million
ATP 865*	Adavale Basin	100%	1.67 million	1.67 million
ATP 866*	Adavale Basin	100%	1.50 million	1.50 million
* Subject to an option for 70% interest awarded to Sino American Oil Company

ATP 862 and 864:

ATP 862 and 864 lie in Central Queensland immediately north of the Gilmore Gas field and the Kenmore Oil fields. The permits cover a gross area of approximately 3.6 million acres. Subject to a 7% Gross Overriding Royalty, we hold a 100% working interest and are the operator. Over 3,100 line miles of seismic have been shot over the permit area by previous permit holders. We incurred $54,930 (2010: $113,307) in acquisition and exploration costs during the 2011 fiscal year.

During the 2011 fiscal year, we undertook an extensive analysis of publicly available technical data over the two permit areas. Our exploration team found that the permits enclose a gas-bearing coal subbasin located in the southeast portion of the Eromanga Basin. This coal basin contains a thick section of interbedded coal seam and associated gas shale that was deposited approximately 100 million years ago along the shoreline of an inland sea. Our analysis indicates that this gas bearing section could possibly be hundreds of meters thick near the center of ATP 862 and ATP 864. We further discovered gas shows in the wildcat wells and the seismic signature seen across 2D seismic grid indicated similar gassy strata underlying hundreds of square kilometers at optimal drilling depths of about 600 to 1,500 feet.

During the current fiscal year, we are planning to continue our exploration and appraisal work on our permits. We will initially drill 2-3 shallow coal seam gas wells in ATP 862 and 864 to obtain core samples to obtain gas content, coal quality, and methane storage capacity. The total budget for this program is approximately $1 -$1.5 million. Upon completion of the analysis of initial results, we intend to raise additional funds and undertake a more extensive appraisal program which includes the drilling of 10-15 shallow coal seam gas wells and shooting of seismic. We are budgeting $10-$15 million to complete phase 2 of our appraisal program.

When  we acquired ATP 862 and ATP 864 we committed to complete a work program by end of February 2012 as a condition to maintaining these permits in good standing. This work program consists of GG&E studies, shooting of deep upholes, reprocessing of existing and shooting of new seismic, and drilling of conventional exploration wells. The projected cost to complete the work program  for ATP 862 and 864 was USD 5.9 million and USD 5.7 million, respectively, based on the Australian and US Dollar exchange rate on February 28, 2011. To date we have completed the GG&E studies for the permits and estimate that we will require approximately USD 10.8 million in total by Feburary 28, 2012 for these two permits to meet all of our work program commitments. We currently have insufficient financial resources to make these expenditures and need to raise additional financing to meet these obligations. There can be no assurance that we will successfully be able to do so.  In the event we are not able to secure the financing requirement to complete the work program committed to by the end of February 28, 2012, we may lose or be forced to relinquish our interests in these permits.

ATP 865 and 866

ATP 865 and 866 lie in Central Queensland Australia and covers an area of approximately 3.2 million acres. Subject to a 7% Gross Overriding Royalty,  we  hold a 100% working interest and are the operator. Over 2,600 line miles of seismic have been shot over the permit area by previous permit holders. We have identified a number of leads and prospects within the application area and three drill ready prospects, the Sherwood Park, Wade Hill and Ravenscourt prospects.

The Sherwood Park prospect is an upper Devonian play and the previous lease holders were ready to drill the property in 1989. However, flooding from very heavy rainfall that year caused the site’s operators to cease operations.

The proposed Wade Hill-1 well will target Devonian age formations and resembles the Gilmore gas field. The Gilmore Gas Field is 85 km to the north. The Wade Hill structure is anticipated to be larger than Gilmore.

According to independent assessment of publicly available data from exploration work performed by prior permit holders, the Rosebank-1 had oil shows in the Devonian Etonvale Formation.  Initial geophysical interpretation indicates there is a wedge of higher porosity formation overlying the domal feature targeted by this well. The oil show is believed to come from the up dip thin portion of this wedge. The proposed Ravenscourt-1 well will target a thicker and what is believed to be a better quality reservoir downdip of Rosebank-1 within the same structure.

In addition to the three drill ready prospects, a high quality lead has been identified in the Permian Channels between the Rosebank-1 and Dartmouth-1 exploration wells. Both these wells had oil shows, with Dartmouth-1 intersecting very good porosity in the Permian section.

A gas pipeline runs north to the Gilmore Gas Field between the Gumbardo-1 and Emu Creek-1 wells in the western side of the ATP 865. We incurred $43,831 (2010: $72,493) in acquisition and exploration costs during the 2011 fiscal year.

On March 14, 2011, we awarded an option to Sino American Oil Company (“Sino”) for $25,000. The option gives Sino the right to earn a 70% interest in ATP 865 and 866 by drilling the Ravenscourt-1 to a depth of 1,660 meters and to shoot 100 line Km of seismic. After completion of the conventional well, we will have the option to increase our interest to 50% by paying 40% of the well costs. We anticipate this work will be completed by December 2011.

During the current fiscal year in ATP 865 and 866 we expect that we will shoot seismic data and drill one well which we anticipate will be funded by Sino. We expect that the total cost for this program is approximately $3 million.

When we acquired ATP 865 and ATP 866 we committed to complete a work program by end of February 2012 as a condition to maintaining these permits in good standing. This work program consists of GG&E studies, reprocessing of existing and shooting of new seismic, and drilling of conventional exploration wells. The projected cost to complete the work program  for ATP 865 and ATP 866 was USD 4.3 million and USD 5.1 million, respectively, based on the Australian and US Dollar exchange rate on February 28, 2011. To date we have completed the GG&E studies for the permits and estimate that we will require approximately USD 8.7 million in total by February 28, 2012 for these two permits to meet all of our work program commitments. We currently have insufficient financial resources to make these expenditures and need to raise additional financing to meet these obligations. There can be no assurance that we will successfully be able to do so.  In the event we are not able to secure the financing requirement to complete the work program committed to by the end of February 28, 2012, we may lose or be forced to relinquish our interests in these permits. We are considering relinquishing ATP 866 because we believe that our capital might provide a better return if allocated to our other three permits where management believes there is a better opportunity to discover commercial quantities of hydrocarbons. If we relinquish ATP 866 it will reduce our work program commitments by approximately USD 4.7 million.

We caution that the results achieved by other companies operating in the same geographical region or comparisons made to discoveries with like characteristics do not in any way indicate the presence of a commercially viable or economic oil and gas reserves on any of our permits. Significant further core testing and appraisal is required before any estimated classification of reserves can be compiled. Our upcoming appraisal core drilling campaign is being undertaken in order to measure the necessary data to be able to classify the resource as reserves and make a later determination as to whether any identified resource can be produced economically.

EPC 1758

During the year, we were awarded Exploration Permit Coal (EPC) 1758. EPC 1758 is located within the borders of ATP 862. This permit was secured primarily to safeguard all hydrocarbon rights over an area where our initial analysis indicates the potential for unconventional gas resources. Specifically, there was ambiguity in the legislation regarding rights to underground coal gasification. Following the award of EPC 1758, the Queensland government has implemented a moratorium on all underground coal gasification until further research can be completed on the potential environmental impact of such operations. Due to these changes in the legal environment in Queensland , we surrendered EPC 1758 without further obligations or commitments on our part.

Plan of Operation

Our plan of operations for the next 12 months is to continue our work obligations on ATP 862, 864, 865, and 866 in the Adavale basin in Queensland Australia and to continue our assessment of various onshore exploration permits in Australia and Asia.

To further explore the delineated coal and carbonaceous shale deposit in ATP 862 and 864 we plan to drill two to three core holes, that will quantitatively measure original gas in place using canister desorption and core logging methods. Two of the coreholes will be placed next to pre-existing conventional oil wildcat wells. If the initial wells are successful we intend to undertake a more substantial exploration and development campaign encompassing more than ten additional wells and the acquisition of additional seismic data. The exact number of wells and their location will be determined as part of our initial 2-3 well program.

In ATP 865 and 866, in partnership with our optionee, we plan to undertake a seismic program to advance our prospects. We further plan to drill one conventional well, the Ravenscourt, to test the Etonvale Formation at a depth of approximately 1,700 meters (5,580 feet) downdip from the Rosebank-1 well and will be targeting a thicker carbonate section.

In addition to our current permits we are continuously investigating additional opportunities in Queensland and other parts of South-East Asia.

We do not have sufficient funds to carry out our plan of operations for the next twelve months. We rely principally on the issuance of common shares by private placements to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible, we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares.

We are an exploration stage company with limited operations and have not yet received revenues from production or generated cash flow. During the next twelve months we will continue the analysis of seismic and well data initiated by consultants previously contracted and we will initiate drilling operations and seismic acquisition.  Our CEO, Vice President of Exploration, and Chief Geophysicist have extensive experience in the oil and gas industry with specific industry experience in exploration in Australia and Asia.

With our ATP 862, 864, 865, and 866 we are obliged to complete proposed work programs to maintain our interests in good standing. As of February 28, 2011 our committed expenditures over the next year total $19.5 million. However, the completion of the work program is determined for each permit individually and there is no cumulative analysis on work completed.

Details of our remaining obligations are as follows:

	ATP 862	ATP 864	ATP 865	ATP 866

Deep Upholes	$305,000	$305,000	$-	$-
Seismic Reprocessing	406,000	137,000	142,000	142,000
Shooting of Seismic	2,035,000	2,035,000	1,017,000	1,017,000
Drilling of Petroleum wells	2,797,000	2,797,000	2,797,000	3,560,000

	$5,543,000	$5,274,000	$3,956,000	$4,719,000

We do not have sufficient capital to satisfy the required future exploration expenditures needed to maintain our four ATP permits in good standing and we will rely principally on the issuance of common stock to raise funds to finance the expenditures that we expect to incur. Failure to raise the required funds to complete our commitments will result in the failure to meet our obligations and the relinquishment of one or more of our permits. We have relied principally on the issuance of Common Stock in private placements to raise funds to support our business but there can be no assurance that we will be successful in raising additional funds through the issuance of additional equity. We have planned and budgeted for the required work and at the date of this report have sufficient time to complete all the required work prior to February 28, 2012.

We do not expect any significant purchases of plant and equipment or any increase in the number of employees in the near future.

ITEM 3.

Legal Proceedings.

None.

ITEM 4.

 (Removed and Reserved).

PART II

ITEM 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

Our common stock is currently quoted on the OTCBB under the symbol “SPLM.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB.  These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended February 28, 2011
	High Bid	Low Bid
Fiscal Quarter Ended:
May 31, 2010	$1.75	$0.25
August 31, 2010	$0.90	$0.30
November 30, 2010	$1.43	$0.51
February 28, 2011	$3.52	$0.90

Fiscal Year Ended February 28, 2010
	High Bid	Low Bid
Fiscal Quarter Ended:
May 31, 2009	$1.36	$0.57
August 31, 2009	$1.38	$0.86
November 30, 2009	$1.39	$0.70
February 28, 2010	$0.97	$0.12

Holders of Common Stock

As of May 25, 2011, we had approximately sixty-eight (68) holders of record of our common stock and several other stockholders hold shares in street name.  In many instances, a record holder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Dividend Policy

To date, we have not declared or paid cash dividends on our shares of common stock.  The holders of our common stock will be entitled to non-cumulative dividends on the shares of common stock, when and as declared by our board of directors, in its discretion.  We intend to retain all future earnings, if any, for property acquisition, exploration and development and do not anticipate paying cash dividends in the foreseeable future.

Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as our board of directors may deem relevant.  We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent.

Securities Authorized for Issuance under Equity Compensation Plans

On February 28, 2009,  management options were awarded to our board of directors and management team, subject to shareholder approval. These options were approved by shareholders at the 2009 annual meeting. On February 22, 2010, November 10, 2010, and February 11, 2011 additional management options were awarded to our board of directors and management team, subject to shareholder approval.

These options were awarded in an effort to compensate and incentivize our board of directors and management team. Each of the options awarded expire five years from that date and vest over 36 months. The options that have been approved by security holders vest one-third at the end of each twelve month period. The options not yet approved by security holders will all vest upon independent certification of 3P reserves or two-thirds at the end of 24 months and one-third at the end of 36 months. The exercise price for the options was set at the closing market price on the date the options were awarded. The options awarded in 2009 were approved by shareholders and we intend to submit at the next annual shareholder meeting a proposal to approve the additional stock option awarded in 2010 and 2011. The options granted in 2010 and 2011 are contingent on receiving shareholder approval.

The following table sets forth certain information regarding the securities authorized for issuance under each of our equity compensation plans as of February 28, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	825,000	$1.04	0
Equity compensation plans not approved by stockholders	2,825,000	$1.47	0
Total	3,650,000	$1.38	0

Recent Issuances of Unregistered Securities

During the reporting period, we sold to a single investor 83,334 shares of our common stock at a purchase price of $1.20 per share for total proceeds of $100,000. The shares were not sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to the investor.

Subsequent to the reporting period, we sold to a single investor 227,273 shares of our common stock at a purchase price of $2.20 per share for total proceeds of $500,000. The shares were not sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to the investor.

Subsequent to the reporting period, we sold to a single investor 333,333 shares of our common stock at a purchase price of $1.50  per share for total proceeds of $500,000. The shares, which were acquired through the exercise of warrants, were not sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to the investor.

The foregoing shares were offered and sold in reliance on exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), including Section 4(2) of the Securities Act or Regulation S promulgated under the Securities Act.  In connection with these sales, we relied on each of the investors’ written representations, which included that they were not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Securities Act and that they were acquiring the shares for investment only and not with a view toward resale or distribution. We requested our stock transfer agent to affix appropriate restricted legends to the stock certificate issued to each investor.  Each investor was given adequate access to sufficient information about us to make an informed investment decision.  Neither we nor anyone acting on our behalf offered or sold these shares by any form of general solicitation or general advertising.

ITEM 6.

Selected Financial Data.

Not applicable.

ITEM 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.  This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position.  Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this annual report on Form 10-K.

Results of Operations For the Year Ended February 28, 2011 Compared to the Year Ended February 28, 2010

Revenues

We have not generated any revenues from operations since our inception.

Expenses

We reported total expenses in the amount of $696,399 for the year ended February 28, 2011, as compared to total expenses of $271,928 for the year ended February 28, 2010.   Our total expenses were significantly higher for the reporting period, as compared to the previous year, due primarily to the increased cost of deferred compensation from additional options awarded.  Additionally, during the year ended February 28, 2010, we experienced a significant exchange gain as the U.S. dollar weakened against the Canadian and Australian dollars. During the most recent fiscal year, the U.S. dollar has continued to weaken, but to a lesser extent than during the 2010 fiscal year.

We incurred general and administrative expenses of $955,959 for the year ended February 28, 2011, as compared to $346,007 for the previous year. This increase in our general and administrative expenses is primarily attributable to the increased cost of deferred compensation from additional options awarded.  For the year ended February 28, 2011, we incurred deferred compensation of $731,563, as compared to $242,831 for the previous year. During the reporting period, we issued, subject to shareholder approval, management options to purchase 1,500,000 shares of our common stock..

Professional fees for the year ended February 28, 2011 increased from the professional fees reported for the prior year.  The increase in professional fees is attributable to an increase in our exploration activities.  We incurred professional fees of $24,696 for the year ended February 28, 2011, compared to $16,542 for the year ended February 28, 2010.  We anticipate that we will incur increased professional fees as we further our work programs and exploration activity.

We recorded a gain on foreign exchange of $11,256 for the year ended February 28, 2011, compared to a gain of $90,621 for the prior year.  The gain on foreign exchange was realized during the year as a result of fluctuation in the US dollar as compared to the Canadian and Australian dollars. These gains were not as substantial as for the previous year as the US dollar has weakened less during 2011 fiscal year than in the 2010 fiscal year.

Other Income

We reported other income of $168 for the year ended February 28, 2011 and other income of $653 for the previous year.  Other income was attributable to interest received on bank deposits. .

Net Loss

We had net loss of $969,231 for the year ended February 28, 2011, as compared to net loss of $271,275 for the prior year.  The increase in our net loss was attributable to increased expenses described above.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was $0.02 and $0.01 for the years ended February 28, 2011 and 2010, respectively.

Liquidity and Capital Resources

As of February 28, 2011, we had total current assets of $689,015  (February 2010: $333,054), which included cash of $687,101, and sales taxes receivable of $1,914. As of February 28, 2011, we had total current liabilities in the amount of $103,163  (February 2010: $62,419).  As a result, we had working capital of $585,852 as of February 28, 2011 (February 2010: $270,635).

We anticipate that we will not generate any revenue during the next twelve months.  An exploration program with a total estimated commitment of approximately $19.5 million through the end of February 2012 was proposed and has been approved by the local government for permits ATP 862, 864, 865 and 866.  We are obligated to execute on these proposed exploration programs in order to maintain our permits in good standing. If we do not complete our work obligations, there is a risk that we will lose our rights to continue operations on our permits. In order for us to complete our work obligations we will have to raise additional funds. There can be no assurance that we will be able to raise sufficient funds to complete our obligations.   In addition to these expenditures anticipated to be incurred in connection with our proposed exploration programs, we anticipate spending approximately $60,000 in ongoing general and administrative expenses for the next twelve months.   The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as general office expenses.

Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  We must obtain additional financing in order to continue our plan of operations for the next twelve months. We do not have any lending arrangements in place with banking institutions and believe that debt financing will not be an alternative for funding our exploration programs as we have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our proposed exploration programs that is a requirement in order to maintain our permits in good standing.  During the year ended February 28, 2011, we raised $600,000 from the sale of our equity securities, but still require additional funding. Subsequent to the year-end, we have raised an additional $1,000,000 from the sale of our equity securities and awarded an option for a company to farm in to our ATP 865 and ATP 866 by funding 100 line km of seismic and the drilling of one conventional well.

Subsequent to the reporting period, we entered into an agreement that provided for future financing through the issuance of 400,000 common shares for $1.0 million upon our ability to confirm average gas content of coal of not less than 2.5 cubic meters per ton dry ash free and; for Carbonaceous Shale - not less than average 0.5 cubic meters per ton for shale with total organic content greater than 8 weight percent.  The agreement also provides for the issuance of 535,714 shares for $1.5 million upon an initial 3P reserve certification.  There is no assurance that these conditions will be satisfied in order to enable us to closing on these financing commitments.

We are considering entering into joint venture arrangements to finance the exploration activity required to carry out our proposed exploration programs on the properties underlying our permits.  We are seeking to locate a joint venture participant, but can provide no assurance that we will be successful.  In the event that we enter into a joint venture arrangement, we would likely have to assign a percentage of our property interests to the joint venture participant.

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

Cash Used in Operating Activities

Cash flows used in operating activities for the year ended February 28, 2011were $177,366, as compared to cash flows provided by operating activities of $20,459 for the previous year.  Our net loss of $969,231 for the year ended February 28, 2011was the primary reason for our negative operating cash flow, as compared to our net loss of $271,832 for the previous year.  Our reporting negative operating cash flows for the year ended February 28, 2011 was offset by issuance of management options of $731,563 for the reporting period.

Cash Used in Investing Activities

For the year ended February 28, 2011, we used $64,358 in investing activities, as compared to $235,964 used in investing activities for the previous year.  For the year ended February 28, 2011, we invested $65,055 in unproven properties, as compared to the previous year, in which we invested $231,484 in unproven properties.  The primary reason for the reduction in investment in unproven properties was a reduction in the use of consultants in the analysis of technical data.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and sales of our equity securities.  For the year ended February 28, 2011, we generated $600,000 from the issuance of common shares, as compared to no cash flows provided by financing activities for the previous year.

Off Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

 Going Concern

We have incurred net losses for the period from inception on February 23, 2006 to February 28, 2011 of $1,920,665 and have no source of revenue.  We intend to rely upon the issuance of equity securities to finance our oil and gas property acquisitions and exploration and development on acquired properties; however, there can be no assurance we will be successful in raising the funds necessary, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable.  These conditions raise substantial doubt about our ability to continue as a going concern.

 Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). For a full discussion of our accounting policies as required by GAAP, refer to the accompanying notes to the consolidated financial statements. We consider the accounting policies discussed below to be critical to obtain an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. Specific risks related to these critical accounting policies are described below.

Oil and Gas Property

We follow the full cost method of accounting for oil and gas operations whereby all costs associated with the acquisition, exploration and development of oil and gas properties will be capitalized in cost centers on a country-by-country basis.  These capitalized amounts include the costs of unproved properties, internal costs directly related to acquisitions, development and exploration activities, asset retirement costs and capitalized interest. They include geological and geophysical studies, and costs of drilling both productive and non-productive wells.

Amortization will be calculated for producing properties by using the unit-of-production method based on proved reserves before royalties, as determined by our management or independent consultants.  Unproved reserves are exempt from amortization and are subject to annual assessment as noted below. Sales of oil and gas properties will be accounted for as adjustments of capitalized costs, without any gain or loss recognized, unless such adjustments significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center.  Costs of abandoned oil and gas properties will be accounted for as adjustments of capitalized cost and written off to expense.

A ceiling test will be applied to each cost center by comparing the net capitalized costs to the present value of the estimated future net revenue from production of proved reserves, based on commodity prices in effect as at our  year-end and based on current operating costs, discounted by 10%, less the effects of future costs to develop and produce the proved reserves, plus the lower of costs or estimated fair value of unproved properties net of impairment, and less the effects of income taxes.  Any excess capitalized costs are written off to operations.

Unproved properties will be assessed for impairment on an annual basis by applying factors that rely on historical experience. In general, we may write-off any unproved property under one or more of the following conditions:

•

there are no firm plans for further drilling on the unproved property;

•

negative results were obtained from studies of unproved property;

•

negative results were obtained from studies conducted in the vicinity of the unproved property; or

•

the remaining term of the unproved property does not allow sufficient time for further studies or drilling.

Stock-based Compensation

On our inception of February 23, 2006, we adopted the fair value recognition provisions of ASC topic 718 “Stock Compensation” (formerly FAS 123R) under which we record stock-based compensation expense for warrants and stock options granted to employees, directors and officers using the fair value method. Under this method, stock-based compensation is recorded over the vesting period of the warrant and option based on the fair value of the warrant and option as the grant date. The fair value of each warrant and option granted is estimated using the Black-Scholes option pricing model that takes into account on the grant date, the exercise price, expected life of the warrant and/or option, the price of the underlying security, the expected volatility, expected dividends on the underlying security, and the risk-free interest rate. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Stock based compensation is recorded with a corresponding increase to additional paid-in capital. Consideration received on the exercise of warrants and options, together with the amount previously credited to additional-paid in capital, is recognized as an increase in common stock.

Foreign Currency Translation

Our functional currency is US dollars. Foreign currency balances are translated into US dollars as follows:

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

ITEM 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 8.

    Financial Statements and Supplementary Data.

The financial statements are listed in Part IV Item 15 of this annual report on Form 10-K and are incorporated by reference in this Item 8.

ITEM 9.

    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.

Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of February 28, 2011, the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this annual report, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the filing of our annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2011.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of February 28, 2011, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.

Other Information.

None.

PART III

ITEM 10.

Directors, Executive Officers and Corporate Governance.

The information required by Item 10 concerning directors, corporate governance and executive officers of the Company is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the headings “Election of Directors” and “Corporate Governance”, respectively, which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended February 28, 2011 (the “Proxy Statement”).

The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information concerning significant employees and family relationships is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Family Relationships.”

The information concerning our code of ethics is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Code of Ethics and Conduct.”

ITEM 11.

  Executive Compensation.
            The information required by Item 11 concerning executive compensation is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Executive Compensation.”

The information required by Item 11 concerning compensation of directors is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Compensation of Directors for Year Ended February 28, 2011.”

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13.

Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 concerning certain relationships and related party transactions and director independence is incorporated herein by reference to the information set forth in our Proxy Statement under the headings “Transactions With Related Person” and “Director Independence.”

ITEM 14.

Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference to the information in our Proxy Statement under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Audit Committee.”

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)(1)

INDEX TO FINANCIAL STATEMENTS	Page (s)
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Consolidated Balance Sheets - February 28, 2011 and 2010	F-2

Consolidated Statements of Operations for the Years Ended February 28, 2011 and 2010 and from Inception on February 23, 2006 to February 28, 2011	F-3

Consolidated Statements of Cash Flows for the Years Ended February 28, 2011 and 2010 and from Inception on February 23, 2006 to February 28, 2011	F-5

Consolidated Statements of Changes in Stockholders’ Equity from Inception on February 23, 2006 to February 28, 2011	F-4

Notes to Consolidated Financial Statements	F-6

(a)(2)

Not Applicable.

(a)(3)

Exhibits.

See (b) below.

(b)

Exhibits.

See the Exhibit Index following the signature page of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

 (c)

Financial Statements Excluded From Annual Report to Shareholders.

Not Applicable.

K. R. MARGETSON LTD.
CHARTERED ACCOUNTANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Sentry Petroleum Ltd.:

I have audited the accompanying consolidated balance sheets of Sentry Petroleum Ltd. (An Exploration Stage Company) as of February 28, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended February 28, 2011 and 2010 and for the period from March 1, 2007 to February 28, 2011.  These consolidated financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these consolidated financial statements based on my audits.  I did not audit the period from date of inception (February 23, 2006) to February 28, 2007.  That period was audited by other auditors, whose report, dated April 7, 2007, expressed an unqualified opinion on those statements.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for our opinion.

In my opinion, based on my audits and the report of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2011 and 2010 and the results of its operations and its cash flows for the years ended February 28, 2011 and 2010 and period from date of inception (February 23, 2006) to February 28, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

North Vancouver, Canada	"K. R. MARGETSON LTD.”
May 27, 2011	Chartered Accountant

331 East 5th Street	Telephone: 604-929-2891
North Vancouver BC V7L 1M1	Facsimile: 1-877-874-9583
Canada	E-Mail: keith@krmargetson.com

Sentry Petroleum Ltd.
(An Exploration Stage Company)
Consolidated Balance Sheet
(Expressed in US dollars)
	February 28	February 28
	2011	2010
	$	$
ASSETS

Current Assets
Cash	687,101	317,515
Goods and Services Tax Receivable	1,914	15,539

Total Current Assets	689,015	333,054

Property and Equipment
Oil and gas on the basis of full-cost accounting
Unproved properties (Note 3)	435,508	284,151
Property and Equipment (Note 4)	923	9,884
Deposit on Property (note 6)	-	45,684

	436,431	339,719

Total Assets	1,125,446	672,773

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts Payable	103,163	60,381
Due to related party (Note 5)	-	2,038

Total Liabilities	103,163	62,419

Going Concern (Note 1)
Commitments (Note 9)
Stockholders' Equity/Deficit

Common stock: (Note 7)
200,000,000 share authorized, $0.0001 par value,
46,825,601 shares issued and outstanding	4,683	4,633

Additional Paid in Capital	2,797,015	1,465,501

Donated Capital	50,000	50,000

Accumulated other comprehensive income	91,250	41,654

Deficit Accumulated During the Exploration Stage	(1,920,665)	(951,434)

Total Stockholders' Equity	1,022,283	610,354

Total Liabilities and Stockholders' Equity	1,125,446	672,773

(The Accompanying Notes are an Integral Part of the Financial Statements)

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

			Accumulated
			from February
	Year	Year	23, 2006 (Date
	ended	ended	of Inception) to
	February 28	February 28	February 28
	2011	2010	2011
	$	$	$

Revenue	-	-	-

Expenses
Foreign exchange loss (gain)	(11,256)	(90,621)	128,144
General and administrative	955,959	346,007	1,735,584
Professional fees	24,696	16,542	89,297

Total Expenses	969,399	271,928	1,953,025

Other Income
Interest income	168	653	32,360

Net Income (Loss) for Period	(969,231)	(271,275)	(1,920,665)

Other Comprehensive income (loss)
Foreign currency translation	49,595	59,233	91,249

Comprehensive income (loss)	(919,636)	(212,042)	(1,829,416)

Net Loss Per Share - Basic and Diluted	($0.02)	($0.01)

Weighted Average Shares Outstanding	46,475,460	46,325,600

(The Accompanying Notes are an Integral Part of the Financial Statements)

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

			For the period from
	Period	Period	February 23, 2006
	ended	ended	(Date of Inception)
	February 28	February 28	to February 28
	2011	2010	2011
	$	$	$

Cash Flows From (Used in) Operating Activities
Net Income (Loss) for the period	(969,231)	(271,046)	(1,920,665)

Adjustments to reconcile net cash to operating activities:
Depreciation	9,651	13,071	25,111
Donated services	-	-	50,000
Issuance of management options	731,563	242,832	1,035,417
Right off exploration asset	2,906		2,906

Change in operating assets and liabilities
Goods and Services Tax Receivable	13,658	(15,539)	(1,914)
Accounts payable and accrued liabilities	36,071	50,128	103,163
Due to related party	(2,038)	1,013	-

Net Cash From (Used in) Operating Activities	(177,366)	20,459	(705,982)

Cash Flows Used in Investing Activities
Unproved properties	(65,055)	(231,484)	(438,414)
Additions to furniture and equipment	(422)	(4,480)	(26,033)

Net Cash Used in Investing Activities	(64,358)	(235,964)	(464,447)

Cash Flows From Financing Activities
Proceeds from issuance of common shares	600,000	-	1,766,281

Net Cash From Financing Activities	600,000	-	1,766,281

Increase (decrease) in Cash and Cash Equivalents	358,276	(215,505)	595,852
Effect of foreign currency translation on cash and cash equivalents	11,310	59,233	91,249

Cash - Beginning of Period	317,515	473,787	-

Cash - End of the Period	687,101	317,515	687,101

Supplemental Disclosure
Interest paid	53	-	53
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of the Financial Statements)

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Consolidated Statement of Stockholders' Equity

(Expressed in US dollars)

						Deficit
					Accumulated	Accumulated
					other	During the
	Common Stock		Additional-Paid-In	Donated	comprehensive	Development
	Shares	Par Value	Capital	Capital	income loss	Stage	Total
	#	$	$	$	$	$	$

Balance - February 23, 2006 (Date of Inception)	-	-	-	-	-	-	-

Common stock issued for cash at $0.0001 per share	2	1	-	-	-	-	1

Net loss	-	-	-	-	-	(4,355)	(4,355)

Balance - February 28, 2006	2	1	-	-	-	(4,355)	(4,354)

Common stock issued for cash at $0.01 per share	10,000,000	1,000	99,000	-	-	-	100,000

Cancel common stock	(2)	-	-	-	-	-	-

Common stock issued for cash at $0.05 per share	6,325,600	632	315,648	-	-	-	316,280

Net loss	-	-	-	-	-	(60,933)	(60,933)

Balance - February 28, 2007	16,325,600	1,633	414,648	-	-	(65,288)	350,993

Common stock issued for cash at $0.025 per share	30,000,000	3,000	747,000	-	-	-	750,000

Donated Capital/Forgiveness of Debt	-	-	-	50,000	-	-	50,000

Net loss	-	-	-	-	-	(181,641)	(181,641)

Balance - February 28, 2008	46,325,600	4,633	1,161,648	50,000	-	(246,929)	969,352

Issuance of Management options	-	-	61,022	-	-	-	61,022

Comprehensive income/loss
Foreign currency translation	-	-	-	-	(17,579)	-	(17,579)

Net loss	-	-	-	-	-	(433,459)	(433,459)

Balance - February 28, 2009	46,325,600	4,633	1,222,670	50,000	(17,579)	(680,388)	579,336

(The Accompanying Notes are an Integral Part of the Financial Statements)

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Consolidated Statements of Stockholders' Equity

(Expressed in US dollars)

(Continued)

						Deficit
					Accumulated	Accumulated
					other	During the
	Common Stock		Additional-Paid-In	Donated	comprehensive	Development
	Shares	Par Value	Capital	Capital	income loss	Stage	Total
	#	$	$	$	$	$	$

Issuance of Management options	-	-	242,832	-	-	-	242,832

Comprehensive income/loss
Foreign currency translation	-	-	-	-	59,233	-	59,233

Net loss	-	-	-	-		(271,046)	(271,046)

Balance - February 28, 2010	46,325,600	4,633	1,465,502	50,000	41,654	(951,434)	610,355

Issuance of Management options	-	-	731,563	-	-	-	731,563

Common stock issued for cash at $1.20 per share	500,001	50	599,950	-	-	-	600,000

Comprehensive income/loss
Foreign currency translation	-	-	-	-	49,596	-	49,596

Net loss	-	-	-	-		(969,231)	(969,231)

Balance - February 28, 2011	46,825,601	4,683	2,797,015	50,000	91,250	(1,920,665)	1,022,283

(The Accompanying Notes are an Integral Party of These Financial Statements)

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2011

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

The Company has no revenues and has not generated any cash flows from operations to fund its acquisition, exploration and development activities. The Company intends to rely upon the issuance of equity securities to finance its oil and gas property acquisitions and exploration and development on acquired properties, however there can be no assurance it will be successful in raising the funds necessary, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. As at February 28, 2011, the Company has accumulated losses since inception of $1,920,665.  These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

February 28, 2011

2.

Summary of Significant Accounting Policies (continued)

c.

Comprehensive Loss

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Code (“ASC”) topic 220 “Comprehensive Income” (formerly FAS 130), comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the year ending February 28, 2011, the Company’s other comprehensive income represented foreign currency translation adjustments.

d.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  As at February 28, 2011, the Company has $ Nil ($Nil in 2010) in cash equivalents.  As at February 28, 2011, $49,904 was deposited in accounts that were federally insured ($114,860 in 2010).

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

February 28, 2011

2.

Summary of Significant Accounting Policies (continued)

g.

Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC topic 820 “Fair Value Measurements and Disclosures”, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis.  ASC 820 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value.

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

February 28, 2011

2.

Summary of Significant Accounting Policies (continued)

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

February 28, 2011

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

3.

Unproved properties - continued

During the year ended February 28, 2009, the Company acquired 100% working interest in the following tenures in Queensland Australia for cash consideration revealed below: ATP 862, ATP 864, ATP 865, ATP 866, and EPC 1758. A 7% gross overriding royalty was given to the original tenure holder.

Period Ended February 28, 2011				Year Ended February 28, 2010
	Acquisition	Exploration	Total	Acquisition	Exploration	Total
	Costs	Costs	Costs	Costs	Costs	Costs
	$	$	$	$	$	$

ATP 862	10,626	129,452	140,078	10,626	95,466	106,092
ATP 864	10,626	34,652	45,278	10,626	13,708	24,334
ATP 865	7,713	153,494	161,207	7,713	123,685	131,398
ATP 866	10,626	25,724	36,350	10,626	11,701	22,327
EPC 1758	52,595	-	52,595	-	-	-

	92,186	343,321	435,508	39,591	244,560	284,151

4.

Equipment

	2011			2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$

Computer equipment	9,923	(9,306)	617	8,986	(6,475)	2,511
Furniture and fixtures	1,246	(940)	306	1,246	(691)	555
Seismic software	15,150	(15,150)	-	15,150	(8,332)	6,818

Total	26,319	(25,396)	923	25,382	(15,498)	9,884

5.

Related Party Transactions/Balances

During the year ended February 28, 2011 the Company paid $Nil to the president of the Company for re-imbursement of expenses ($5,500 – 2010). In the year ending February 28, 2009 the Company paid $15,000 to the former president of the Company for consulting services and $4,907 as re-imbursement for expenses. As of February 28, 2011, the Company had no outstanding items to related parties.   In 2010, $2,308 was owed to Aide-de-Camp Services, a company wholly owned by the Secretary of the Company for accounting and secretarial services. Included in operating expenses for these costs are accounting expenses of $3,000 in 2011 and $4,049 in 2010.

6.

Deposit on Property

During the year ended February 28, 2010 the Company made a deposit of $45,684 with the Department of Mines and Energy in Queensland as part of an application for certain coal rights. The Company was awarded the permit during the year ended February 28, 2011.

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2011

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

On November 4, 2010 the Company issued 416,667 units consisting of one common share and one common share purchase warrant pursuant to a Private Placement for total consideration of $500,000. The warrants are exercisable for a period of 24 months at a price of $1.50 during the first 12 months and $1.75 thereafter.

On December 16, 2010 the Company Issued 83,334 shares pursuant to a Private Placement.

8.

Stock options and warrants

Since 2009 the following management options have been awarded to our Board of Directors and management team.

		Weighted
		Average
	Number of	Exercise
	Options	Price

Outstanding at February 28, 2009	925,000	$1.04
Granted*	1,325,000	0.25
Cancelled	(100,000)	1.04

Outstanding at February 28, 2010	2,150,000	$0.55
Granted*	400,000	1.30
Granted*	1,100,000	3.01

Outstanding at February 28, 2011	3,650,000	$1.38

* Subject to shareholder approval at the company’s next annual meeting.

The stock options outstanding February 28, 2009 vested over 3 years, with one-third vesting each year.  For the stock options granted in 2010 and 2011, two-thirds vest after 2 years and one-third vest after 3 years.

        Sentry Petroleum Ltd.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2011

8.

Stock options and warrants (Continued)

A recap of the terms of the stock options as at February 28, 2011 is as follows:

Year awarded	Number	Exercise price	Currently Exercisable	Fair Value	Expiry Date
2009	825,000	$1.04	550,000	$653,407	February 2014
2010	1,325,000	$0.25	-	$255,107	February 2015
2010	400,000	$1.30	-	$461,871	November 2015
2011	1,100,000	$3.01	-	$2,528,999	February 2016

The fair value for stock options was estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

2010 Options		2011 Options
Expected volatility	112.86%	Expected volatility	111.21%
Risk-free interest rate	2.30%	Risk-free interest rate	2.39%
Expected life of options	3 years	Expected life of options	4.5 years
Fair value	$0.188 - $0.201	Fair value	$2.247. - $2.404

During the year ended February 28, 2011, the Company recognized $731,563 in stock-based compensation expense ($242,832 in 2010).

As at February 28, 2011, there were $2,863,968 of unrecognized compensation costs related to non-vested stock options.

As at February 28, 2011, there were 416,667 warrants outstanding at an exercise price of $1.50 per warrant.

9.

Commitments

Under the oil and gas tenures described in Note 3 and in the assignment agreements with the original grantor, the Company is committed to the following work programs in order to maintain its interest in those tenures.

Tenure	Commitment	Commitment
	in US $	Period
		Remaining
ATP 862	5,544,000	1 years
ATP 864	5,275,000	1 years
ATP 865	3,958,000	1 years
ATP 866	4,721,000	1 years

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2011

10.

Income Tax

The reconciliation of income taxes attributable to continuing operations computed at the statutory rates to income tax expense is as follows:

	2011	2010

Loss per financial Statements	$ (969,231)	$ (271,046)
Statutory rates	15%-30%	15%-30%

Tax recovery at statutory rates	$ (220,187)	$ (54,261)

Less (add) non-deductible expenses
Permanent	165,134	43,199
Temporary - unrealized exchange loss	(2,542)	(16,121)
Less unapplied available loss	57,595	27,183

Tax loss per financial statements	$ -	$ -

The Company has accumulated non-capital loss for tax purposes of approximately $699,385. Under normal circumstances the losses may be carried forward to reduce taxable income in future years and, unless utilized, expire as follows:

Year of expiry	$
2026	4,000
2027	50,043
2028	85,349
2029	177,767
2030	69,343
2031	229,998
No expiry	82,885

As at February 28, 2011 the tax effects of the temporary timing differences that give rise to significant components of the future income tax asset computed at current rates are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the future tax assets will not be realized.

	2011	2010
	$	$
Tax attributes
Non-capital loss carry-forwards	699,385	450,460

Effective tax rates – 15% to 30%

Deferred income tax assets	186,264	128,669
Valuation allowance	(186,264)	(128,669)

Deferred tax asset	-	-

The change in the valuation allowance was an increase of $57,595 for the year ended February 28, 2011 and $27,183 for the year ended February 28, 2010.

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2011

11.

Subsequent events

a)

Subsequent to the year end the Company surrendered EPC 1758.

b)

On April 14, 2011 the Company completed a private placement for $ 500,000 and issued 227,273 common shares.

c)

On April 20, 2011 a shareholder exercised 333,333 warrants at a price of $1.50 per warrant and the Company issued 333,333 common shares.

Glossary of Certain Terms

ATP is an Authority To Prospect for hydrocarbons as awarded by the Department of Employment, Economic Development and Innovation  in Queensland Australia.

Basin is a segment of the crust of the Earth which has been downwarped and in which thick layers of sediments have accumulated over a long period of time.

Bbl or Barrel is one stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

Development refers to the phase in which an oil or gas field is brought into production, usually by drilling and completing production wells, and the wells, in most cases, are connected to the petroleum gathering system.

Discovery is the location by drilling of a well of an accumulation of gas, condensate or oil reserves, the size of which may be estimated but not precisely quantified and which may or may not be commercially economic, depending on a number of factors.

EPC is and Exploration Permit Coal which gives the holder the authority to explore for coal and is awarded by Department of Employment, Economic Development and Innovation  in Queensland Australia

Exploration Well is a well drilled in a prospect without knowledge of the underlying sedimentary rock or the contents of the underlying rock.

Farm-Out refers to a common form of agreement between petroleum companies where the holder of the petroleum interest agrees to assign all or part of an interest in the ownership to another party that is willing to fund agreed exploration activities which may be more or less than the proportionate interest assigned to them.

Field is a geologically connected area of the subsurface that is producing, or has been proven to be capable of producing hydrocarbons.

Formation is a reference to a group of rocks of the same age extending over a substantial area of a basin.

Hydrocarbon is the general term for oil, gas, condensate and other petroleum products.

Joint Venture refers to a standard form of participation in petroleum exploration, via unincorporated joint arrangements between a number of industry participants, with one party or a management committee comprised of some or all of the parties operating the permit (i.e. managing the operations) on behalf of all the participants, and Joint Venturers has a corresponding meaning.

Mcf is one thousand cubic feet and Mscf means one thousand cubic feet at standard temperature and pressure, used herein in reference to natural gas or other gaseous hydrocarbons.

Permit or Licence is an area that is granted for a prescribed period of time for exploration, development or production under specific contractual or legislative conditions.

Production refers to the stage of exploitation at which hydrocarbons are produced from a discovery on an on-going basis, intended to be continuous until the reservoir is fully exploited; pre-production being the stage before full production, during which hydrocarbons are produced intermittently to test reservoir characteristics and optimal production methods.

Prospect is a potential hydrocarbon trap which has been confirmed by geological and geophysical studies to the degree that drilling of an exploration well is warranted.

Proved Developed Reserves are Proved Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved Reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved Undeveloped Reserves are Proved Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where expenditure is required for recompletion.

Reservoir is a porous and permeable sedimentary rock formation containing adequate pore space in the rock to provide storage space for oil, gas or water.

Royalty is the entitlement to a stated or determinable percentage of the proceeds received from the sale of hydrocarbons calculated as prescribed in applicable legislation or in the agreement reserving the royalty to the owner of the royalty.

Seismic refers to a geophysical technique using low frequency sound waves to determine the subsurface structure of sedimentary rocks.

Shut-in refers to a well that is suspended from production, usually for operational reasons, such as in order to build up pressure in the reservoir.

Trap is a geological structure covered by a seal in which hydrocarbons build up to form an oil or gas reservoir.

Working Interest is an equity interest, compared with a royalty interest, in an oil and gas property whereby the participating interest holder pays its proportionate percentage share of development and operating costs and receives the equivalent share of the proceeds of hydrocarbon sales after deduction of royalties or other imposts due on gross income.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of May, 2011.

SENTRY PETROLEUM LTD.,

a Nevada corporation

By:

/s/ RAJ RAJESWARAN

Raj Rajeswaran

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ RAJ RAJESWARAN	May 31, 2011
Raj Rajeswaran, Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ PAUL BOLDY	May 31, 2011
Paul Boldy, Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ ALAN HART	May 31, 2011
Alan Hart, Vice President of Exploration and Director

/s/ JOHN KALDI	May 31, 2011
John Kaldi, Director

/s/ ARNE RAABE	May 31, 2011
Arne Raabe, Corporate Secretary and Director

SENTRY PETROLEUM LTD.

EXHIBIT INDEX

TO

2011 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
3.1	Articles of Incorporation	Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on April 7. 2006, File No. 333-133079.
3.2	Bylaws	Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on April 7. 2006, File No. 333-133079.
10.1	Purchase Agreement for ATP 865	Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2009.
10.2	Purchase Agreement for ATP 862, ATP 864 and ATP 866	Exhibit 10.2 to Amendment No. 1 of the Company's Annual Report on Form 10-K/A for the fiscal year ended February 28, 2009.
10.3	Indemnity Agreement, CEO	Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2010.
10.4	Indemnity Agreement, CFO		X
10.5	Indemnity Agreement, VP Exploration	Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2010.
10.6	Indemnity Agreement, Corporate Secretary		X
10.7	Indemnity Agreement, Director	Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2010.
10.8	Indemnity Agreement, Chief Geophysicist	Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2010.
10.15	2011 Share Option Plan		X
10.16	2009 Share Option Plan	Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2010.
10.17	Agreement by and among Sino American Oil Company and Sentry Petroleum Ltd. dated as of March 14, 2011.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2011.
14.1	Code of Ethics and Code of Conduct.	Exhibit 14.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2007.
21.1	Subsidiaries of the Company.		X

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
24.1	Power of Attorney.		X
31.1	Certificate of Raj Rajeswaran, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Paul Boldy, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Raj Rajeswaran, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certificate of Paul Boldy, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

___________