Form 10-Q
period 2011-07-12
SENTRY PETROLEUM LTD.
filed 2011-07-13
CIK 1357642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  May 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  o    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 13 , 2011
Common Stock, $0.0001 par value	47,446,207

Sentry Petroleum Ltd.

(An Exploration Stage Company)

May 31, 2011

Index
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Cash Flows	F-4
Notes to the Consolidated Financial Statements	F-5 to F-11

Sentry Petroleum Ltd.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)
	May 31	February 28
	2011	2011
	$	$
ASSETS

Current Assets
Cash	1,429,386	687,101
Prepaid expenses	15,000	-
Goods and Services Tax Receivable	12,618	1,914

Total Current Assets	1,457,004	689,015

Property and Equipment
Oil and gas on the basis of full-cost accounting
Unproved properties (Note 3)	503,792	435,508
Property and Equipment (Note 4)	564	923

	504,356	436,431

Total Assets	1,961,360	1,125,446

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts Payable	103,410	103,163
Accrued Liabilities	9,400	-

Total Liabilities	112,810	103,163
Going Concern (Note 1)
Commitments (Note 7)
Stockholders' Equity/(Deficit)

Common stock: (Note 5)
200,000,000 share authorized, $0.0001 par value,
47,386,207 shares issued and outstanding (46,825,601 shares as at February 28, 2011)	4,739	4,683
Additional Paid in Capital	4,207,493	2,797,015
Donated Capital	50,000	50,000
Accumulated other comprehensive income	136,886	91,250
Deficit Accumulated During the Exploration Stage	(2,550,568)	(1,920,665)

Total Stockholders' Equity	1,848,550	1,022,283

Total Liabilities and Stockholders' Equity	1,961,360	1,125,446

(The Accompanying Notes are an Integral Part of the Financial Statements)

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

			For the period
	Three months	Three months	February 23, 2006
	ended	ended	(Date of Inception)
	May 31	May 31	to May 31
	2011	2010	2011
	$	$	$

Revenue	-	-	-

Expenses

Foreign exchange (gain) loss	350	(3,134)	128,494
General and administrative	555,137	88,071	2,287,815
Professional fees	24,255	10,661	113,552
Write-off of Oil and Gas Properties	54,016	-	56,922
	-
Total Expenses	633,758	95,598	2,586,783

Other Income
Interest Income	3,855	32	36,215

Net Income (Loss) for the Period	(629,903)	(95,566)	(2,550,568)

Other Comprehensive income (loss)
Foreign currency translation	45,636	(22,456)	136,886

Comprehensive income (loss)	(584,267)	(118,022)	(2,413,684)

Net Loss Per Share - Basic and Diluted	($0.01)	($0.00)

Weighted Average Shares Outstanding	47,090,258	46,325,600

(The Accompanying Notes are an Integral Part of the Financial Statements)

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

			For the period from
	Period	Period	February 23, 2006
	ended	ended	(Date of Inception)
	May 31	May 31	to May 31
	2011	2010	2011
	$	$	$

Cash Flows From (Used in) Operating Activities
Net Income (Loss) for the period	(629,903)	(95,566)	(2,550,568)

Adjustments to reconcile net cash to operating activities:
Depreciation	383	2,811	25,494
Donated services	-	-	50,000
Stock based compensation	410,534	76,139	1,445,951
Write off exploration assets	54,016		56,922

Change in operating assets and liabilities:
Goods and Services Tax Receivable	(10,704)	503	(12,618)
Prepaid expenses	(15,000)	-	(15,000)
Accounts payable and accrued liabilities	9,647	(36,809)	112,810
Due to related party	-	(1,038)	-

Net Cash From (Used in) Operating Activities	(181,027)	(53,960)	(887,009)

Cash Flows Used in Investing Activities
Unproved properties	(102,561)	14,581	(540,975)
Additions to furniture and equipment	-	235	(26,033)

Net Cash Used in Investing Activities	(102,561)	14,816	(567,008)

Cash Flows From Financing Activities
Proceeds from issuance of common shares	1,000,000	-	2,766,281

Net Cash from Financing Activities	1,000,000	-	2,766,281

Increase (decrease) in Cash and Cash Equivalents	716,412	(39,144)	1,312,264
Effect of foreign currency translation on cash and cash equivalent	25,873	(22,456)	117,122

Cash - Beginning of Period	687,101	473,787	-

Cash - End of the Period	1,429,386	412,187	1,429,386

Supplemental Disclosure
Interest paid	16	-	16
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of the Financial Statements)

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2011

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

The Company has no revenues and has not generated any cash flows from operations to fund its acquisition, exploration and development activities. The Company intends to rely upon the issuance of equity securities to finance its oil and gas property acquisitions and exploration and development on acquired properties, however there can be no assurance it will be successful in raising the funds necessary, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. As at May 31, 2011, the Company has accumulated losses since inception of $2,550,568.  These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

May 31, 2011

2.

Summary of Significant Accounting Policies (continued)

c.

Comprehensive Loss

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Code (“ASC”) topic 220 “Comprehensive Income” (formerly FAS 130), comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the period ending May 31, 2011, the Company’s other comprehensive income represented foreign currency translation adjustments.

d.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  As at May 31, 2011, the Company has $ Nil ($Nil in 2010) in cash equivalents.  As at May 31, 2011, $41,830 was deposited in accounts that were federally insured ($49,904 in February 28, 2011).

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

f.

Asset Retirement Obligations

The Company will recognize a liability for future asset retirement obligations associated with oil and gas properties.  The estimated fair value of the asset retirement obligation will be based on current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate.  This liability will be capitalized as part of the cost of the related asset and amortized over its useful life.  The liability will accrete until the Company settles the obligation.  As of May 31, 2011, the Company did not have any asset retirement obligations.

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2011

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

May 31, 2011

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

3.

Unproved properties

The Company’s oil and gas properties are located in Australia and its interests in these properties are maintained pursuant to the terms of Authority to Prospect (“ATP”) granted by the Department of Mines and Energy in Queensland. The Petroleum and Gas (Production and Safety) Act 2004 provides the framework for accessing land to explore and develop petroleum and coal seam gas resources in Queensland. The granting process involves a commitment to a work program that must be carried out within specific time periods. See Note 7 Commitments.

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2011

3.

Unproved properties - continued

During the year ended February 28, 2009, the Company acquired 100% working interest in the following tenures in Queensland Australia for cash consideration revealed below: ATP 862, ATP 864, ATP 865, ATP 866, and EPC 1758. A 7% gross overriding royalty was given to the original tenure holder.

Period Ended May 31, 2011				Year Ended February 28, 2011
	Acquisition	Exploration	Total	Acquisition	Exploration	Total
	Costs	Costs	Costs	Costs	Costs	Costs
	$	$	$	$	$	$

ATP 862	12,642	195,200	207,842	10,626	129,452	140,078
ATP 864	12,642	74,213	86,855	10,626	34,652	45,278
ATP 865	9,177	160.419	169,596	7,713	153,494	161,207
ATP 866	12,642	26,857	39,499	10,626	25,724	36,350
EPC 1758	54,016	(54,016)	0	52,595	-	52,595

	101,119	402,673	503,792	92,186	343,321	435,508

EPC 1758 was surrendered during the period ending May 31, 2011 and all capitalized costs were written off.

4.

Equipment

	Period ended May 31, 2011			Year ended February 28, 2011
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$

Computer equipment	10,152	(9,831)	321	9,923	(9,306)	617
Furniture and fixtures	1,246	(1,003)	243	1,246	(940)	306
Seismic software	15,150	(15,150)	-	15,150	(15,150)	-

Total	26,548	(25,984)	564	26,319	(25,396)	923

5.

Common stock

On February 23, 2006, the Company issued 2 common shares to the President of the Company for cash proceeds of $1.

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

May 31, 2011

5.

Common stock (Continued)

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

On December 16, 2010 the Company Issued 83,334 shares of common stock at $1.20 per share for cash proceeds of $100,000 .

On April 14, 2011 the Company issued 227,273 shares of common stock at $2.20 per share for cash proceeds of $500,000.

On April 20, 2011 a shareholder exercised 333,333 warrants at a price of $1.50 per share and the Company issued 333,333 common shares for proceeds of $500,000.

6.

Stock options and warrants

Since 2009 the following management options have been awarded to our Board of Directors and management team.

		Weighted
		Average
	Number of	Exercise
	Options	Price

Outstanding at February 28, 2009	925,000	$1.04
Granted*	1,325,000	0.25
Cancelled	(100,000)	1.04

Outstanding at February 28, 2010	2,150,000	$0.55
Granted*	400,000	1.30
Granted*	1,100,000	3.01

Outstanding at February 28, 2011	3,650,000	$1.38

Outstanding at May 31, 2011	3,650,000	$1.38

* Subject to shareholder approval at the company’s next annual meeting.

The stock options outstanding February 28, 2009 vested over 3 years, with one-third vesting each year.  For the stock options granted in 2010 and 2011, two-thirds vest after 2 years and one-third vest after 3 years.

Sentry Petroleum Ltd.

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2011

6.

Stock options and warrants (Continued)

A recap of the terms of the stock options as at May 31, 2011 is as follows:

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

As at May 31, 2011, there were $2,453,433 of unrecognized compensation costs related to non-vested stock options.

7.

Commitments

Under the oil and gas tenures described in Note 3 and in the assignment agreements with the original grantor, the Company is committed to the following work programs in order to maintain its interest in those tenures.

Tenure	Commitment	Commitment
	in US $	Period
		Remaining
ATP 862	5,544,000	1 years
ATP 864	5,275,000	1 years
ATP 865	3,958,000	1 years
ATP 866	4,721,000	1 years

8.

Subsequent events

On June 7, 2011 the company issued 60,000 restricted shares as compensation for investor relations services. The compensation was booked at the fair value of the shares and was determined to be $180,600, which represents the market value of the shares which approximates the value of the services performed.

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

Important factors that may cause the actual results to differ materially from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

•

ability to secure adequate financing on a timely basis;

•

ability to complete work program, which is a condition of maintaining our permits in good standing;

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

•

acquisition opportunities or lack of opportunities;

•

changes in laws or regulations;

•

risk factors listed from time to time in our reports filed with the Securities and Exchange Commission and

•

local and community impacts and issues.

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

Our current focus is on the exploration of properties for which we acquired four exploration permits (Authority to Prospect 862, 864, 865, and 866) to exclusively engage in exploration for oil and gas in central Queensland, Australia. ATP 862, 864, 865, and 866 have a maximum term of 12 years, but can be terminated earlier for failure to carryout exploration work programs on the properties underlying these permits. Our obligations on the four ATPs include obtaining additional seismic data and drilling of wells on each of the permits prior to February 2012. The total estimated cost to complete our obligations by February 28, 2012 is approximately $13 million (see Footnotes to financial statements for further detail on our exploration obligations).

We have commenced our exploration program on ATP 862, 864, 865, and 866.  We hold a 100% working interest in ATP 862, 864, 865, and 866, subject to a 7% gross overriding royalty payable to the original tenure holder.  In the aggregate, our permits encompass approximately 6.9 million net acres.

On March 14, 2011, we awarded an option to Sino American Oil Company (“Sino”) for $25,000 which gave Sino the right to earn a 70% interest in ATP 865 and 866 by drilling one conventional well to a depth of 1,660 meters and to shoot 100 line Km of seismic. On June 27, 2011, we reached a mutual agreement with Sino American Oil Company to terminate this option agreement. The termination relieves both parties from any further rights or obligations awarded in the option and Sino is entitled to return of the $25,000 paid to us upon execution of the option agreement in March 2011.

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

During the three months ended May 31, 2011, we completed the final preparation for our drilling program. We completed contracts with the landowners, finalized the design and budgeting for each well and secured service contracts with the necessary drilling and testing companies. On June 15, 2011, we commended drilling on the initial well in ATP 862, the Talundilly_CSG1. We completed drilling of this initial well on June 24, 2011, after reaching target depth (TD) of 436 meters. A total of 15.26 meters of coal and carbonaceous shale cores were collected and forwarded for gas desorption testing. We are not in a position to determine the commerciality of the coal and carbonaceous shale deposit surrounding Talundilly_CSG1 until we receive final results from the desorption analysis. Net coal thickness collected was 12.7 meters. On July 5, 2011, we commenced drilling on the second well, the Albilbah_CSG1. The Albilbah_CSG1 well is located 23 miles to the south of the Talundilly_CSG1.

Upon completion of our current drilling campaign in July or August of this year, we anticipate a period of 2-3 months to complete the gas desorption testing and to analyze all of our results. Our forward going strategy from that point will be based on our conclusions from this analysis. We will engage independent consultants to review and audit our findings. If our findings support certification of reserves, we will engage consultants to commence the certification process. We anticipate testing, analysis, and certification of our results will cost $100,000.  We have sufficient funds to complete our current drilling campaign and associated testing, however will require additional funding for any future exploration or appraisal work.

Plan of Operation

Our plan of operations for the next 12 months is to continue our work obligations on ATP 862, 864, 865, and 866 in the Adavale basin in Queensland Australia and to continue our assessment of various onshore exploration permits in Australia and Asia.

To further explore the delineated coal and carbonaceous shale deposit in ATP 862 and 864 we plan to finalize our drilling of two to three core holes. This program will quantitatively measure original gas in place using canister desorption and core logging methods. Two of the coreholes are placed next to pre-existing conventional oil wildcat wells. If the initial wells are successful we intend to undertake a more substantial exploration and development campaign encompassing more than ten additional wells and the acquisition of additional seismic data. The exact number of wells and their location will be determined as part of our initial 2-3 well program.

In ATP 865 and 866 we plan to undertake a seismic program to advance our prospects. We further plan to drill one conventional well, the Ravenscourt, to test the Etonvale Formation at a depth of approximately 1,700 meters (5,580 feet) downdip from the Rosebank-1 well and will be targeting a thicker carbonate section.

Our work program includes acquisition of seismic data and drilling of additional wells. The time to complete the acquisition of seismic data and drilling of wells depends on, among other things, the availability of personnel and equipment in Queensland. The associated costs will be determined by the depth of the wells and the amount of seismic data to be acquired.

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

With our ATP 862, 864, 865, and 866 we are obliged to complete proposed work programs to maintain our interests in good standing. As of May 31, 2011 our committed expenditures over the next year total $19.5 million. However, the completion of the work program is determined for each permit individually and there is no cumulative analysis on work completed.

The following table details the capital expenditure required by February 28, 2012 for us to maintain good standing on our four permits:

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

We anticipate incurring expenses of approximately $19 million over the next 12 months for our exploration program. There can be no guarantee that we will be able to secure the necessary financing and equipment to undertake the work program within the anticipated time frame. If we are unsuccessful in securing sufficient financing and equipment we may be subject to relinquishment of any one or all of our existing permits.

Results of Operations for the Three Months Ended May 31, 2011 and 2010

Revenues

We have not generated any revenues from operations since our inception.

Expenses

We reported total expenses in the amount of $633,758 for the three months ended May 31, 2011, compared to total expenses of $95,598 for the three months ended May 31, 2010.  Our total expenses were significantly higher for the three months ended May 31, 2011, as compared to the three months ended May 31, 2010, due primarily to the increased cost of deferred compensation from additional options awarded, from increased shareholder communication expenditures and from write down of exploration assets associated with our surrender of EPC 1758.

We incurred general and administrative expenses of $555,137 for the three months ended May 31, 2011, compared to $88,071 for the three months ended May 31, 2011. This increase in our general and administrative expenses is primarily attributable to the increased cost of deferred compensation from additional options awarded.  For the three months ended May 31, 2011, we incurred deferred compensation of $410,535, compared to $76,139 for the three months ended May 31, 2010. During the three months ended May 31, 2011 we also incurred shareholder communication expenses of $93,621, compared to $906 for the same period in 2010. The increase was caused by increased frequency of communication with a substantial greater number of shareholders.  For the three months ended May 31, 2011 we further incurred $26,729 related to travel and funding activities as compared to no expenditures for these activities during the three months ended May 31, 2010.

Professional fees for the three months ended May 31, 2011 increased from the professional fees reported for the same period in the prior year.  We incurred professional fees of $24,255 for the three months ended May 31, 2011, compared to $10,661 for the three months ended May 31, 2010. The increase in professional fees is attributable to an increase in our exploration activity and specifically to contract negotiations with land owners and with service providers for our drilling program.  We anticipate that we will incur increased professional fees as we continue our work programs and exploration activity.

We recorded a loss on foreign exchange of $350 for the three months ended May 31, 2011, compared to a gain of $3,134 for the same period in the prior year. The loss on foreign exchange was realized during the three months ended May 31, 2011 as a result of fluctuation in the US dollar as compared to the Australian dollars. These losses were not as substantial as for the comparable period in 2010 as the US dollar has stabilized compared to the Australian dollar.

During the three months ended May 31, 2011, we expensed $54,016 in write down of exploration assets due to our surrender of EPC 1758 during the reporting period.  We did not incur any write down of exploration assets during the three months ended May 31, 2011.

Other Income

We reported other income of $3,855 for the three months ended May 31, 2011 and other income of $32 for the three months ended May 31, 2010. Other income was attributable to interest received on bank deposits and increased do to additional funds held in Australian Dollar at a higher interest rate than U.S. rates.

Net Loss

We had net loss of $629,903 for the three months ended May 31, 2011, as compared to net loss of $95,566 for the three months ended May 31, 2011. The increase in our net loss was attributable to increased expenses described above.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was $0.01 and $0.00 for the three months ended May 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

As of May 31, 2011, we had total current assets of $1,457,004 (February 2011: $689,015), which included cash of $1,429,386, prepaid expenses of $15,000, and sales taxes receivable of $12,618. As of May 31, 2011, we had total current liabilities in the amount of $112,810 (February 2011: $103,163). As a result, we had working capital of $1,344,194 as of May 31, 2011 (February 2011: $585,852).

We anticipate that we will not generate any revenue during the next twelve months.  In 2008, the proposal to the local government for permits ATP 862, 864, 865 and 866 of an exploration program with a total estimated commitment of approximately $19.5 million to be completed by February 28, 2012 was approved.  As of the date of this report, we have expended approximately $500,000 in exploration expenditures in executing on the proposal to the local government for permits ATP 862, 864, 865 and 866 and we are obligated to complete $19.5 million in exploration expenditures by February 28, 2012 in order to maintain our permits in good standing.  If we do not complete our work obligations, there is a risk that we will lose our rights to continue operations on our permits. In order for us to complete our work obligations we will have to raise additional funds. There can be no assurance that we will be able to raise sufficient funds to complete our obligations.

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

Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  We must obtain additional financing in order to continue our plan of operations for the next twelve months. We do not have any lending arrangements in place with banking institutions and believe that debt financing will not be an alternative for funding our exploration programs as we have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our proposed exploration programs that is a requirement in order to maintain our permits in good standing.  During the quarter ended May 31, 2011, we raised $1,000,000 through private equity offerings and entered into an agreement that provided for future financing through the issuance of 400,000 common shares for $1.0 million upon our ability to confirm average gas content of coal of not less than 2.5 cubic meters per ton dry ash free and; for Carbonaceous Shale - not less than average 0.5 cubic meters per ton for shale with total organic content greater than 8 weight percent.  This agreement also provides for the issuance of 535,714 shares for $1.5 million upon an initial 3P reserve certification.  There is no assurance that these conditions will be satisfied in order to enable us to closing on these financing commitments.

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

Cash Used in Operating Activities

Cash flows used in operating activities for the three months ended May 31, 2011 were $181,027, as compared to cash flows used in operating activities of $53,960 for the three months ended May 31, 2010.  Our net loss of $629,903 for the three months ended May 31, 2011 was the primary reason for our negative operating cash flow, as compared to our net loss of $95,566 for the three months ended May 31, 2010.  Our reporting negative operating cash flows for the three months ended May 31, 2011 was offset by stock-based compensation of $410,534 and write off of exploration assets of $54,016 for the reporting period.

Cash Used in Investing Activities

For the three months ended May 31, 2011, we used $102,561 in investing activities, as compared to a return of $14,816 for the three months ended May 31, 2010.  For the three months ended May 31, 2011, we invested $102,561 in unproven properties, as compared to the three months ended May 31, 2010, in which we realized a gain of $14,816 in unproven properties.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our common stock.  For the three months ended May 31, 2011, we generated $1,000,000 from the issuance of common shares, as compared to no cash flows provided by financing activities for the three months ended May 31, 2010.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Going Concern

We have incurred net losses for the period from inception on February 23, 2006 to May 31, 2011 of $2,550,568 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing from issuance of equity securities.  These conditions raise substantial doubt about our ability to continue as a going concern.

Recent accounting pronouncements

There have been no recent accounting pronouncements since the filing of our Annual Report on Form 10-K, filed on May 31, 2011, that have a material impact on the Company's financial presentation and disclosure.

Critical Accounting Policies

Our condensed unaudited consolidated financial statements have been prepared in conformity with GAAP.  For a full discussion of our accounting policies as required by GAAP, please refer to our Annual Report on Form 10-K for the year ended February 28, 2011.  We consider certain accounting policies to be critical to an understanding of our condensed consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain.  The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and former Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of May 31, 2011 that the Company's disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A.

Risk Factors

The risks factors disclosed in our Annual Report on Form 10-K for the year ended February 28, 2011 are supplemented to include the following:

Securities eligible for future sale under Rule 144 may be adversely affected by our failure to file all reports required by the Exchange Act.

Rule 144 as promulgated under the Securities Act is not available for the resale of securities initially issued by a shell company (reporting or non-reporting) or a former shell company, unless certain conditions are satisfied. We are a former shell company. As a result, our securities can be resold under Rule 144 provided certain conditions are met. These conditions are:

•

the issuer of the securities has ceased to be a shell company;

•

the issuer is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act;

•

the issuer has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports; and

•

one year has elapsed since the issuer has filed current ‘‘Form 10 information’’ with the Commission reflecting its status as an entity that is no longer a shell company.

We are currently in compliance with each of these conditions, but no assurance can be provided that we will remain compliant with these conditions.  In the event that we, as a former shell company, fail to file all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, our securities will not be eligible to be resold under Rule 144.

 Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the reporting period, we sold to a single investor 227,273 shares of our common stock at a purchase price of $2.20 per share for total proceeds of $500,000. The shares were not sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to the investor.

During the reporting period, we sold to a single investor 333,333 shares of our common stock at a purchase price of $1.50  per share for total proceeds of $500,000. The shares, which were acquired through the exercise of warrants, were not sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to the investor.

The foregoing shares were offered and sold in connection with these private placements were in reliance on the exemption from registration under Regulation S promulgated under the Securities Act.  In connection with these private placements, we relied on the Investors’ written representation.  The Investor represented that they are not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Securities Act.  The Investors represented that they were acquiring the securities for investment only and not with a view toward resale or distribution. We requested our stock transfer agent to affix appropriate restricted legends to the stock certificates issued to the Investors.  The Investors were given adequate access to sufficient information about us to make an informed investment decision.  Neither we nor anyone acting on our behalf offered or sold these Shares by any form of general solicitation or general advertising.

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

SENTRY PETROLEUM LTD.

(Registrant)

Dated: 13 July 2011	By:	RAJ RAJESWARAN
President and Chief Executive Officer

Dated: 13 July 2011	By:	PAUL BOLDY
Chief Financial Officer

SENTRY PETROLEUM LTD.

(the “Registrant”)

(Commission File No. 000-52794)

Exhibit Index

to Quarterly Report on Form 10-Q

for the Quarter Ended May 31, 2011

Exhibit Number	Description
10.1	Subscription Agreement for Financing Commitment (incorporated by reference to Exhibit 10.1 to current report of Sentry Petroleum Ltd. on Form 8-K, dated April 14, 2011)
10.2	Mutual contractual release with Sino American Oil Company, dated June 26, 2011
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.