Form 10-Q
period 2011-08-31
SENTRY PETROLEUM LTD.
filed 2011-10-17
CIK 1357642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2011

or

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 13 , 2011
Common Stock, $0.0001 par value	47,446,207

Sentry Petroleum Ltd.

(An Exploration Stage Company)

August 31, 2011

(Unaudited)

Index

Interim Consolidated Balance Sheets F-2

Interim Consolidated Statements of Operations F-3

Interim Consolidated Statements of Cash Flows F-4

Notes to the Interim Consolidated Financial Statements ...F-5 to F-12

  Sentry Petroleum Ltd.
(An Exploration Stage Company)
Interim Consolidated Balance Sheet

(Expressed in US dollars)

(Unaudited)

	August 31	February 28
	2011	2011
	$	$
ASSETS

Current Assets
Cash	121,447	687,101
Prepaid expenses	7,238	-
Goods and Services Tax Receivable	103,656	1,914

Total Current Assets	232,341	689,015

Property and Equipment
Oil and gas on the basis of full cost accounting
Unproved properties (Note 4)	1,540,579	435,508
Property and Equipment (Note 4)	2,791	923
	1,543,370	436,431

Total Assets	1,775,771	1,125,446

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	39,832	103,163
Accrued liabilities	9,400	-

Total Liabilities	49,232	103,163

Contingencies (Note 1)
Commitments (Note 8)
Stockholders' Equity/(Deficit)

Common stock: (Note 6)
200,000,000 share authorized, $0.0001 par value,
47,446,207 shares issued and outstanding	4,745	4,683
(46,825,601 outstanding as at February 28, 2011)
Additional Paid in Capital	4,798,622	2,797,015
Donated Capital	50,000	50,000
Accumulated other comprehensive income	143,208	91,250
Deficit Accumulated During the Exploration Stage	(3,270,096)	(1,920,665)

Total Stockholders' Equity	1,726,479	1,022,283

Total Liabilities and Stockholders' Equity	1,775,771	1,125,446

(The Accompanying Notes are an Integral Part of the Financial Statements)

Sentry Petroleum Ltd.

(An Exploration Stage Company)

Interim Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

					For the period
	Three months	Three months	Six months	Six months	February 23, 2006
	ended	ended	ended	ended	(Date of Inception)
	August 31	August 31	August 31	August 31	to August 31
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses
Foreign exchange (gain) loss	-	4,073	350	939	128,494
General and administrative	721,094	105,052	1,276,231	199,076	3,008,909
Professional fees	3,134	2,853	27,389	13,514	116,686
Write-off of Oil and gas Properties	6,553	-	60,569	-	63,475

Total Expenses	770,781	111,978	1,364,539	213,529	3,317,564

Other Income
Interest Income	11,253	7	15,108	39	47,468

Net Income (Loss) for the Period	(719,582)	(111,971)	(1,349,431)	(213,490)	(3,270,096)

Other Comprehensive income (loss)
Foreign currency translation	97,595	19,473	51,958	(2,983)	143,208

Comprehensive income (loss)	(621,933)	(92,498)	(1,297,473)	(216,473)	(3,126,888)

Net Loss Per Share - Basic and Diluted	(0.02)	(0.00)	(0.03)	(0.00)

Weighted Average Shares Outstanding	47,442,294	46,325,600	47,269,323	46,325,600

(The Accompanying Notes are an Integral Part of the Financial Statements)

Sentry Petroleum Ltd.

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

			From
	Six months	Six months	February 23, 2006
	ended	ended	(Date of Inception)
	August 31	August 31	to August 31
	2011	2010	2011
	$	$	$
Cash Flows From (Used in) Operating Activities
Net Income (Loss) for the period	(1,349,431)	(213,490)	(3,270,096)

Adjustments to reconcile net cash to operating activities:
Depreciation	901	5,827	26,012
Donated services	-	-	50,000
Stock based compensation	821,670	164,184	1,857,087
Services paid for with stock	180,000		180,000
Write off of exploration asset	60,569	-	63,475

Change in operating assets and liabilities:
Goods and Services Tax receivable	(101,742)	(491)	(103,656)
Prepaid expenses	(7,238)	-	(7,238)
Accounts payable and accrued liabilities	(53,931)	(27,894)	49,232
Due to related party	-	104	-

Net Cash From (Used in) Operating Activities	(449,202)	(71,760)	(1,155,184)

Cash Flows Used In Investing Activities
Unproved properties	(1,138,810)	(26,086)	(1,577,224)
Additions to furniture and equipment	(2,522	-	(28,55)

Net Cash Used in Investing Activities	(1,1,41,332)	(26,086)	(1,605,779)

Cash Flows From Financing Activities
Proceeds from issuance of common shares	1,000,000	-	2,766,281

Net Cash From Financing Activities	1,000,000	-	2,766,281

Increase (decrease) in Cash and Cash Equivalents	(590,534)	(97,846)	5,318
Effect of foreign currency translation on cash and cash equivalent	24,880	(1,761)	116,129

Cash - Beginning of Period	687,101	317,515	-

Cash - End of the Period	121,447	217,908	121,447

Supplemental Disclosure
Interest paid	16	-	16
Income taxes paid	-	-

(The Accompanying Notes are an Integral Part of the Financial Statements)

Sentry Petroleum Ltd.
(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

August 31, 2011

1.       Nature of Operations and Continuance of Business

Sentry Petroleum Ltd. (the “Company”) is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting By Development Stage Enterprises” incorporated under the laws of the State of Nevada on February 23, 2006 as Summit Exploration Inc. On December 3, 2007 the Company changed its name from Summit Exploration Inc. to Sentry Petroleum Ltd. The Company is engaged in the acquisition, exploration, and development of oil and gas properties.

The Company has no revenues and has not generated any cash flows from operations to fund its acquisition, exploration and development activities. The Company intends to rely upon the issuance of equity securities to finance its oil and gas property acquisitions and exploration and development on acquired properties, however there can be no assurance it will be successful in raising the funds necessary, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. As at August 31, 2011, the Company has accumulated losses since inception of $3,270,096. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

On April 15, 2008, the Company incorporated a subsidiary company, Sentry Petroleum (Australia) Pty. Ltd. in order to facilitate exploration activities in Australia.

2.       Summary of Significant Accounting Policies

a.             Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is February 28. While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

Although these interim financial statements follow the same accounting policies and methods of their application as the Company’s February 28, 2011 annual financial statements, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, it is suggested that these interim financial statements be read in conjunction with the Company’s February 28, 2011 annual financial statements.

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

Sentry Petroleum Ltd.
(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

August 31, 2011

2. Summary of Significant Accounting Policies (continued)

c.        Comprehensive Loss

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Code (“ASC”) topic 220 “Comprehensive Income” (formerly FAS 130), comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the period ending August 31, 2011, the Company’s other comprehensive income represented foreign currency translation adjustments.

d.       Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at August 31, 2011, the Company has $ Nil ($Nil in 2010) in cash equivalents. As at August 31, 2011, $14,123 was deposited in accounts that were federally insured ($49,904 in February 28, 2011).

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

f.        Asset Retirement Obligations

The Company will recognize a liability for future asset retirement obligations associated with oil and gas properties.  The estimated fair value of the asset retirement obligation will be based on current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate.  This liability will be capitalized as part of the cost of the related asset and amortized over its useful life.  The liability will accrete until the Company settles the obligation.  As of August 31, 2011, the Company did not have any asset retirement obligations.

Sentry Petroleum Ltd.
(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

August 31, 2011

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

Sentry Petroleum Ltd.
(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

August 31, 2011

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

Sentry Petroleum Ltd.
(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

August 31, 2011

3. Unproved properties – (continued)

During the year ended February 28, 2009, the Company acquired 100% working interest in the following tenures in Queensland Australia for cash consideration revealed below: ATP 862, ATP 864, ATP 865, ATP 866, and EPC 1758. A 7% gross overriding royalty was given to the original tenure holder.

Period Ended August 31, 2011				Year Ended February 28, 2011
	Acquisition	Exploration	Total	Acquisition	Exploration	Total
	Costs	Costs	Costs	Costs	Costs	Costs
	$	$	$	$	$	$

ATP 862	10,568	1,196,750	1,207,318	10,626	129,452	140,078
ATP 864	10,568	94,401	104,969	10,626	34,652	45,278
ATP 865	7,713	172,808	180,521	7,713	153,494	161,207
ATP 866	10,568	37,203	47,771	10,626	25,724	36,350
EPC 1758	60,569	(60,569)	-	52,595	-	52,595

	99,986	1,440,593	1,540,579	92,186	343,321	435,508

EPC 1758 was surrendered during the period ending May 31, 2011 and all capitalized costs were written off.

4.       Equipment

	Period ended August 31, 2011			Year ended February 28, 2011
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$

Computer equipment	12,691	(10,081)	2,610	9,923	(9,306)	617
Furniture and fixtures	1,246	(1,065)	181	1,246	(940)	306
Seismic software	15,150	(15,150)	-	15,150	(15,150)	-

Total	29,087	(26,238)	2,791	26,319	(25,396)	923

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

On November 2, 2007, the Company issued 30,000,000 common shares at $.025 per common share for cash proceeds of $750,000

Sentry Petroleum Ltd.
(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

August 31, 2011

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

On June 7, 2011 the Company issued 60,000 shares to a consultant for investor relations services. The compensation was booked at the fair value of the shares and was determined to be $180,600, which represents the market value of the shares which approximates the value of the services performed. The compensation is reflected in General and Administrative expenses on the Income Statement.

6.       Stock options and warrants

Since 2009, the following management options have been awarded to our Board of Directors and management team.

		Weighted
		Average
	Number of	Exercise
	Options	Price

Outstanding at February 28, 2009	925,000	$1.04
Granted	1,325,000	0.25
Cancelled	(100,000)	1.04

Outstanding at February 28, 2010	2,150,000	$0.55
Granted	400,000	1.30
Granted	1,100,000	3.01

Outstanding at February 28, 2011	3,650,000	$1.38

Outstanding at August 31, 2011	3,650,000	$1.38

The stock options outstanding February 28, 2009 vested over 3 years, with one-third vesting each year. For the stock options granted in 2010 and 2011, two-thirds vest after 2 years and one-third vest after 3 years or when the Company books initial 3P reserves

Sentry Petroleum Ltd.
(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

August 31, 2011

6. Stock options and warrants (Continued)

A recap of the terms of the stock options as at August 31, 2011 is as follows:

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

During the six month period ended August 31, 2011, the Company recognized $821,070 in stock-based compensation expense ($164,184 in 2010).

As at August 31, 2011, there were $2,042,898 of unrecognized compensation costs related to non-vested stock options.

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

•         ability to complete our planned work program, which is a condition of maintaining our permits in good standing;

•         if we do not complete our planned work program on a timely basis, we may be required to relinquish our permits;

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

Our current focus is on the exploration of properties for which we acquired four exploration permits (Authority to Prospect 862, 864, 865, and 866) to exclusively engage in exploration for oil and gas in central Queensland, Australia. ATP 862, 864, 865, and 866 each have a maximum term of 12 years, but can be terminated earlier for failure to carry out exploration work programs on the properties underlying these permits within certain time constraints. Our obligations on the four ATPs include obtaining additional seismic data and drilling of wells on each of the permits prior to February 2012. The total estimated cost to complete our obligations by February 28, 2012 is approximately $13 million (see Footnotes to financial statements for further detail on our exploration obligations). We currently have insufficient funding to complete the required obligations to maintain our permits.

We have commenced our exploration program on ATP 862, 864, 865, and 866. We hold a 100% working interest in ATP 862, 864, 865, and 866, subject to a 7% gross overriding royalty payable to the original tenure holder. In the aggregate, our permits encompass approximately 6.9 million net acres.

On March 14, 2011, we awarded an option to Sino American Oil Company (“Sino”) for consideration of $25,000, which gave Sino the right to earn a 70% interest in ATP 865 and 866 by drilling one conventional well to a depth of 1,660 meters and to shoot 100 line Km of seismic. On June 27, 2011, we reached a mutual agreement with Sino American Oil Company to terminate this option agreement. The termination relieves both parties from any further rights or obligations awarded in the option and Sino is entitled to return of the $25,000 consideration Sino paid to us upon execution of the option agreement in March 2011.

The properties underlying our permits are without known reserves and the proposed plan of exploration detailed below is exploratory in nature. There is no assurance that we will discover commercial quantities of hydrocarbons. In addition, even if hydrocarbons are discovered, the costs of development may render any hydrocarbons found to be not commercially viable. If we do not find hydrocarbon reserves or are unable to develop reserves, either because we do not have sufficient capital or the costs of extraction are uneconomical, we will have to cease operations.

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

We require significant additional funding to complete the work program we committed to when acquiring our current exploration properties. We anticipate raising additional financing through the sale of equity securities to finance these exploration obligations, although there can be no assurance that such funding will be available. In the absence of sufficient financing to finance our exploration activity required to carry out our proposed exploration programs, we will not be able to pursue our exploration program or to maintain our permits in good standing.  If we do not execute on our proposed exploration programs, we may be required to relinquish our interests in our permits and will be forced to cease operations.

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

During the three months ended May 31, 2011, we completed the final preparation for our drilling program. We completed contracts with the landowners, finalized the design and budgeting for each well and secured service contracts with the necessary drilling and testing companies. On June 15, 2011, we commended drilling on the initial well in ATP 862, the Talundilly_CSG1. We completed drilling of this initial well on June 24, 2011, after reaching target depth (TD) of 436 meters. A total of 15.26 meters of coal and carbonaceous shale cores were collected and forwarded for gas desorption testing. Net coal thickness collected was 12.7 meters. Due to certain anomalous data from what we believe could have been errors made during the testing process, we are not in a position based on the data received to determine the commerciality of the coal and carbonaceous shale deposit surrounding Talundilly_CSG1. An additional six to eight wells will need to be drilled to obtain more data in order to make any conclusive determination as to the results from the desorption analysis. [what is the anticipated cost and timing?] Drilling of an additional six to eight wells will require significant additional funding to complete.

During the three months ended August 31, 2011, we completed the drilling of the Albilbah_CSG1 well in permit ATP 862 in Queensland Australia. The well reached a total depth of 1,555 feet and 472 feet of core were cut. 35 feet of gaseous coal and carbonaceous rock were sealed in 20 canisters for desorption measurement. In addition, the lower Winton Sandstones were found to contain free gas and 20 feet of these cores were also placed in canisters to measure the gas emitted from the cores. Evidence of gas in the canisters prompted the re-evaluation of the original Albilbah-1 (drilled by a previous operator) well logs to investigate the possibility of gas being present in the pore space of the LWSS. Sentry’s log analysis concluded that gas is present in a net 115 feet of the 250 feet interval. Further drilling and testing is required in order to make any determination as to whether the amount of gas present can be economically produced and no assurance can be provided that the amount of gas found to exist will be capable of being economically produced.

With the completion of our current drilling campaign, we are currently finalizing the laboratory analysis and completion by end of October 2011. Our forward going strategy from that point will be based on our conclusions from this analysis. We will engage independent consultants to review and audit our findings. If our findings support certification of reserves, we will engage consultants to commence the certification process. We anticipate that the testing, analysis, and certification of our results will cost $100,000. We have sufficient funds to complete the laboratory analysis and independent review of our finding, however will require additional funding for any future exploration or appraisal work.

Plan of Operation

Our plan of operations for the next twelve months is to continue our work obligations on ATP 862, 864, 865, and 866 in the Adavale basin in Queensland Australia and to continue our assessment of various onshore exploration permits in Australia and Asia.

To further explore the delineated coal and carbonaceous shale deposit in ATP 862 and 864, we plan to drill eight to ten wells by March of 2012, assuming we are able to secure sufficient financing. This program will quantitatively measure original gas in place using canister desorption and core logging methods and we will commence flow testing of one or two of the wells. In addition to exploration of the coal and carbonaceous shale deposit we intend to drill two well to flow test the Winton Sandstone interval intercepted during drilling of Albilbah_CSG1 and we intend to acquire additional seismic data. We expect that in total these activities would cost $10 million. We do not have sufficient funds to complete such activities, however will require additional funding for any future exploration or appraisal work.

In ATP 865 and 866, we plan to undertake a seismic program to advance our prospects during the next 6 months assuming we are able to secure sufficient financing. We further plan to drill one conventional well, the Ravenscourt, to test the Etonvale Formation at a depth of approximately 1,700 meters (5,580 feet) downdip from the Rosebank-1 well and will be targeting a thicker carbonate section. We expect that such activities would cost $3.5 million. We do not have sufficient funds to complete such activities, however will require additional funding for any future exploration or appraisal work.

Our work program includes acquisition of seismic data and drilling of additional wells. The time to complete the acquisition of seismic data and drilling of wells depends on, among other things, the availability of personnel and equipment in Queensland. The associated costs will be determined by the depth of the wells and the amount of seismic data to be acquired.

In addition to our current permits, we are continuously investigating additional opportunities in Queensland and other parts of South-East Asia.

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

With our ATP 862, 864, 865, and 866, we are obliged to complete proposed work programs to maintain our interests in good standing. As of August 31, 2011 our committed expenditures over the next year total $19.5 million. However, the completion of the work program is determined for each permit individually and there is no cumulative analysis on work completed.

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

We do not have sufficient capital to satisfy the required future exploration expenditures needed to maintain our four ATP permits in good standing and we will rely principally on the issuance of common stock to raise funds to finance the expenditures that we expect to incur. Failure to raise the required funds to complete our commitments will result in the failure to meet our obligations and the relinquishment of one or more of our permits. We have relied principally on the issuance of our common stock in private placements to raise funds to support our business, but there can be no assurance that we will be successful in raising additional funds through the issuance of additional equity. We have planned and budgeted for the required work and at the date of this report have sufficient time to complete most of the required work prior to February 28, 2012 provided that we are able to obtain sufficient financing on a timely basis.

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

Results of Operations for the Three and Six Months Ended August 31, 2011 and 2010

Revenues

We have not generated any revenues from operations since our inception.

Expenses

We reported total expenses in the amount of $770,781 for the three months ended August 31, 2011, compared to total expenses of $111,978 for the three months ended August 31, 2010.  Our total expenses were significantly higher for the three months ended August 31, 2011, as compared to the three months ended August 31, 2010. For the six month period ended August 31, 2011 we reported total expenses of $1,364,539 compared to $213,529 for same period last year. The substantial increase in costs for the six and three month periods are mostly related to increased cost of deferred compensation from additional options awarded, from increased shareholder communication expenditures, write down of exploration assets associated with our surrender of EPC 1758 and from increased travel related to financing activities. EPC 1758 was surrendered during the period ending May 31, 2011 and all capitalized costs were at that time written off.

We incurred general and administrative expenses of $721,094 for the three months ended August 31, 2011, compared to $105,052 for the three months ended August 31, 2010. For the six month period ended August 31, 2011, we reported 1,276,231 compared to $199,076 for the same period in 2010. The increase in our general and administrative expenses for both the three and six month periods are primarily attributable to the increased cost of deferred compensation from additional options awarded, increased investor communication expenses and travel related expenses. For the three months ended August 31, 2011, we incurred deferred compensation of $410,535, compared to $88,045 for the three months ended August 31, 2010. For the six month period ended August 31, 2011, we reported deferred compensation expenses of $821,070 compared to $164,183 for the six month period of 2010. During the three months ended August 31, 2011, we also incurred shareholder communication expenses of $246,217, compared to $859 for the same period in 2010. For the six month period ended August 31, 2011, we incurred shareholder communication expenses of $339,838 compared to $ 1,765 for the same period in 2010. The increase was caused by increased frequency of communication with a substantial greater number of shareholders and from issuing 60,000 shares to a consultant for investor relation services. For the three months ended August 31, 2011, we further incurred $37,762 related to travel and funding activities as compared $2,638 for the three months ended August 31, 2010. For the six months ended August 31, 2011, we incurred $64,492 for these activities compared to $2,638 for the six months ended August 31, 2010.

Professional fees for the three months ended August 31, 2011 did not change significantly from the professional fees reported for the same period in the prior year. We incurred professional fees of $3,134 for the three months ended May 31, 2011, compared to $2,853 for the three months ended August 31, 2010. For the six month periods ended August 31, 2011 and 2010 we incurred professional fees of $27,389 and 13,514, respectively. The increase in professional fees for the six month period is attributable to an increase in our exploration activity and specifically to contract negotiations with land owners and with service providers for our drilling program. We anticipate that we will incur increased professional fees as we continue our work programs and exploration activity.

We recorded no gain or loss on foreign exchange for the three months ended August 31, 2011, compared to a loss of $4,073 for the same period in the prior year. For the six month period ended August 31, 2011, we reported a foreign exchange loss of $350 compared to $939 for the same period in 2010. The loss on foreign exchange was realized during the six months ended August 31, 2011 as a result of fluctuation in the US dollar as compared to the Australian dollars

During the three months ended August 31, 2011, we expensed $6,553 in write down of exploration assets due to our surrender of EPC 1758 during the reporting period. For the six month period ended August 31, 2011, we expensed $60,569. We did not incur any write down of exploration assets during the three or six months ended August 31, 2011.

Other Income

We reported other income of $11,253 for the three months ended August 31, 2011 and other income of $7 for the three months ended August 31, 2010. For the six month periods ending August 31, 2011 and August 31, 2010, we reported other income of $15,108 and $39, respectively. Other income was attributable to interest received on bank deposits and increased do to additional funds held in Australian Dollar at a higher interest rate than U.S. rates.

Net Loss

We had net loss of $719,582 for the three months ended August 31, 2011, as compared to net loss of $111,971 for the three months ended August 31, 2011. We had net loss of $1,349,431 for the six months ended August 31, 2011, as compared to net loss of $213,490 for the six months ended August 31, 2011. The increase in our net loss was attributable to increased expenses described above.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was $0.02 and $0.00 for the three months ended August 31, 2011 and 2010, respectively. Basic and diluted loss per common share was $0.03 and $0.00 for the six months ended August 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

As of August 31, 2011, we had total current assets of $232,341 (February 2011: $689,015), which included cash of $121,447, prepaid expenses of $7,238, and sales taxes receivable of $103,686. As of August 31, 2011, we had total current liabilities in the amount of $49,232 (February 2011: $103,163). As a result, we had working capital of $183,109 as of August 31, 2011 (February 2011: $585,852).

We anticipate that we will not generate any revenue during the next twelve months. In 2008, the proposal to the local government for permits ATP 862, 864, 865 and 866 of an exploration program with a total estimated commitment of approximately $19.5 million to be completed by February 28, 2012 was approved. As of the date of this report, we have expended approximately $1,600,000 in exploration expenditures in executing on the proposal to the local government for permits ATP 862, 864, 865 and 866 and we are obligated to complete the $19.5 million in exploration expenditures by February 28, 2012 in order to maintain our permits in good standing. If we do not complete our work obligations, there is a risk that we will lose our rights to continue operations on our permits. In order for us to complete our work obligations we will have to raise additional funds. There can be no assurance that we will be able to raise sufficient funds to complete our obligations.

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

Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  We must obtain additional financing in order to continue our plan of operations for the next twelve months. We do not have any lending arrangements in place with banking institutions and believe that debt financing will not be an alternative for funding our exploration programs as we have limited tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our proposed exploration programs that is a requirement in order to maintain our permits in good standing. During the six months ended August 31, 2011, we raised $1,000,000 through private equity offerings and entered into an agreement that provided for future financing through the issuance of 400,000 common shares for $1.0 million upon our ability to confirm average gas content of coal of not less than 2.5 cubic meters per ton dry ash free and; for Carbonaceous Shale - not less than average 0.5 cubic meters per ton for shale with total organic content greater than 8 weight percent.  This agreement also provides for the issuance of 535,714 shares for $1.5 million upon an initial 3P reserve certification.  There is no assurance that these conditions will be satisfied in order to enable us to closing on these financing commitments.

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

Cash Used in Operating Activities

Cash flows used in operating activities for the six months ended August 31, 2011 were $449,202, as compared to cash flows used in operating activities of $71,760 for the six months ended August 31, 2010.  Our net loss of $1,349,431 for the six months ended August 31, 2011 was the primary reason for our negative operating cash flow, as compared to our net loss of $213,490 for the six months ended August 31, 2010. Our reporting negative operating cash flows for the six months ended August 31, 2011 was offset by stock-based compensation of $821,670, services paid for with stock of $180,000, and write off of exploration assets of $60,569 for the reporting period.

Cash Used in Investing Activities

For the six months ended August 31, 2011, we used $1,141,332 in investing activities, as compared to $26,086 for the six months ended August 31, 2010.  For the six months ended August 31, 2011, we invested $1,138,810 in unproven properties, as compared to the six months ended August 31, 2010, in which we invested of $26,086 in unproven properties.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our common stock.  For the six months ended August 31, 2011, we generated $1,000,000 from the issuance of common shares, as compared to no cash flows provided by financing activities for the six months ended August 31, 2010.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Going Concern

We have incurred net losses for the period from inception on February 23, 2006 to August 31, 2011 of $3,270,096 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing from issuance of equity securities.  These conditions raise substantial doubt about our ability to continue as a going concern.

Recent accounting pronouncements

There have been no recent accounting pronouncements since the filing of our Annual Report on Form 10-K, filed on August 31, 2011, that have a material impact on the Company's financial presentation and disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

(Not Applicable).

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

SENTRY PETROLEUM LTD.

(Registrant)

Dated: October, 13 2011	By:	RAJ RAJESWARAN
President and Chief Executive Officer

Dated: October 13 2011	By:	PAUL BOLDY
Chief Financial Officer

SENTRY PETROLEUM LTD.

(the “Registrant”)

(Commission File No. 000-52794)

Exhibit Index

to Quarterly Report on Form 10-Q

for the Quarter Ended August 31, 2011

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
1.01 LAB *	XBRL Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

* In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.