Form 10-Q
period 2011-11-30
SENTRY PETROLEUM LTD.
filed 2012-01-17
CIK 1357642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-52794

SENTRY PETROLEUM LTD.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

999 18th Street, Suite 3000
Denver, CO   80202
(Address of principal executive offices, including zip code.)

(866) 680-7649
(telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   47,446,207 as of January 9, 2012.

FORM 10-Q
SENTRY PETROLEUM LTD.
November 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL INFORMATION.

Sentry Petroleum Ltd.
(An Exploration Stage Company)
Consolidated Balance Sheet
(Expressed in US dollars)
(Unaudited)

	November 30	February 28
	2011	2011
	$	$
ASSETS
Current Assets
Cash	74,108	687,101
Prepaid expenses	17,895	-
Goods and Services Tax Receivable	3,631	1,914

Total Current Assets	95,634	689,015

Property and Equipment
Oil and gas on the basis of full cost accounting
Unproved properties (Note 3)	1,557,195	435,508
Equipment (Note 4)	2,449	923
	1,559,644	436,431

Total Assets	1,655,278	1,125,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	60,759	103,163
Accrued liabilities	9,400	-

Total Liabilities	70,159	103,163

Going Concern (Note 1)
Commitments (Note 7)
Stockholders’ Equity

Common stock: (Note 5) 200,000,000 share authorized, $0.0001 par value, 47,446,207 shares issued and outstanding	4,745	4,683
Additional Paid in Capital	5,209,157	2,797,015
Donated Capital	50,000	50,000
Accumulated other comprehensive income	69,427	91,250
Deficit Accumulated During the Exploration Stage	(3,748,210)	(1,920,665)

Total Stockholders’ Equity	1,585,119	1,022,283

Total Liabilities and Stockholders’ Equity	1,655,278	1,125,446

(The Accompanying Notes are an Integral Part of the Financial Statements)

Sentry Petroleum Ltd.
 (An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Three	Three	Nine	Nine	For the period
	months	months	months	months	February 23, 2006
	ended	ended	ended	ended	(Date of Inception)
	November 30,	November 30,	November 30,	November 30,	to November 30,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	--	--	--	--	--

Expenses
Foreign exchange (gain) loss	-	(6,779)	350	(5,840)	128,494
General and administrative	465,202	153,072	1,741,433	352,148	3,474,111
Professional fees	14,167	6,055	41,556	19,569	130,853
Write-off of Oil and gas Properties	-	-	60,569	-	63,475

Total Expenses	479,369	152,348	1,843,908	365,877	3,796,933

Other Income
Interest Income	1,255	6	16,363	45	48,723

Net Loss for the Period	(478,114)	(152,342)	(1,827,545)	(365,832)	(3,748,210)

Other Comprehensive income (loss)
Foreign currency translation	(73,781)	28,473	(21,822)	25,490	69,427

Comprehensive loss	(551,895)	(123,869)	(1,849,367)	(340,342)	(3,678,783)

Net Loss Per Share - Basic and Diluted	(0.01)	(0.00)	(0.04)	(0.01)

Weighted Average Shares Outstanding	47,442,294	46,444,648	47,326,980	46,364,994

(The Accompanying Notes are an Integral Part of the Financial Statements)

Sentry Petroleum Ltd.
 (An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

			From
	Nine months	Nine months	February 23, 2006
	ended	ended	(Date of Inception)
	November 30	November 30	to November 30
	2011	2010	2011
	$	$	$

Cash Flows From (Used in) Operating Activities
Net Loss for the period	(1,827,545)	(365,832)	(3,748,210)
Adjustments to reconcile net cash to operating activities:
Depreciation	904	8,519	26,315
Donated services	-	-	50,000
Stock based compensation	1,231,604	284,764	2,267,021
Services paid for with stock	180,600		180,600
Write off of exploration asset	60,569	-	63,475
Change in operating assets and liabilities:
Goods and Services Tax receivable	(1,717)	16,045	(3,631)
Prepaid expenses	(17,895)	-	(17,895)
Accounts payable and accrued liabilities	(33,004)	(48,056)	70,159
Due to related party	-	(2,238)	-

Net Cash From (Used in) Operating Activities	(406,484)	(106,798)	(1,112,166)

Cash Flows Used In Investing Activities
Unproven properties	(1,171,668)	(47,975)	(1,620,670)
Additions to furniture and equipment	(2,430)	(396)	(28,764)

Net Cash Used in Investing Activities	(1,174,098)	(48,371)	(1,649,434)

Cash Flows From Financing Activities
Proceeds from issuance of common shares	1,000,000	500,000	2,766,281

Net Cash From Financing Activities	1,000,000	500,000	2,766,281

Increase (decrease) in Cash and Cash Equivalents	(580,582)	344,831	4,681
Effect of foreign currency translation on cash and cash equivalent	(32,411)	1,672	69,427

Cash - Beginning of Period	687,101	317,515	-

Cash - End of the Period	74,108	664,018	74,108

Supplemental Disclosure
Interest paid	16	-	16
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of the Financial Statements)

Sentry Petroleum Ltd.
 (An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2011
(Unaudited)

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

The Company has no revenues and has not generated any cash flows from operations to fund its acquisition, exploration and development activities. The Company intends to rely upon the issuance of equity securities to finance its oil and gas property acquisitions and exploration and development on acquired properties, however there can be no assurance it will be successful in raising the funds necessary, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. As at November 30, 2011, the Company has accumulated losses since inception of $3,748,210.  These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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
November 30, 2011
(Unaudited)

2.      Summary of Significant Accounting Policies (continued)

c. Comprehensive Loss
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Code (“ASC”) topic 220 “Comprehensive Income” (formerly FAS 130), comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the period ending November 30, 2011, the Company’s other comprehensive income represented foreign currency translation adjustments.

d. Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  As at November 30, 2011, the Company has $ Nil ($Nil in 2010) in cash equivalents.  As at November 30, 2011, $20,349 was deposited in accounts that were federally insured ($49,904 in February 28, 2011).

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

f.  Asset Retirement Obligations
The Company will recognize a liability for future asset retirement obligations associated with oil and gas properties.  The estimated fair value of the asset retirement obligation will be based on current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate.  This liability will be capitalized as part of the cost of the related asset and amortized over its useful life.  The liability will accrete until the Company settles the obligation.  As of November 30, 2011, the Company did not have any asset retirement obligations.

Sentry Petroleum Ltd.
 (An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2011
(Unaudited)

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

i.  Foreign Currency Translation
The Company’s functional currency is US dollars. Foreign currency balances are translated into US dollars as follows:

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

The functional currency of the wholly owned subsidiary is Australian dollars. The assets and liabilities arising from these operations are translated at current exchange rates and related revenues and expenses at the exchange rates in effect at the time the revenue or expense is incurred. Resulting translation adjustments, if material, are accumulated as a separate component of accumulated other comprehensive income in the statement of stockholders’ deficit while foreign currency transaction gains and losses are included in operations.

j.  Basic and Diluted Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

k.  Income Taxes
The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

Due to the uncertainty regarding the Company’s future profitability, the future tax benefits of its losses have been fully allowed for and no net tax benefit has been recorded in the financial statements during the periods presented.

Sentry Petroleum Ltd.
 (An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2011
(Unaudited)

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
November 30, 2011
(Unaudited)

3.      Unproved properties – (continued)

During the year ended February 28, 2009, the Company acquired 100% working interest in the following tenures in Queensland Australia for cash consideration revealed below: ATP 862, ATP 864, ATP 865, ATP 866, and EPC 1758. A 7% gross overriding royalty was given to the original tenure holder.

	Period Ended November 30, 2011			Year Ended February 28, 2011
	Acquisition	Exploration	Total	Acquisition	Exploration	Total
	Costs	Costs	Costs	Costs	Costs	Costs
	$	$	$	$	$	$

ATP 862	10,568	1,212,623	1,223,191	10,626	129,452	140,078
ATP 864	10,568	94,910	105,478	10,626	34,652	45,278
ATP 865	7,713	170,091	177,804	7,713	153,494	161,207
ATP 866	10,568	40,155	50,723	10,626	25,724	36,350
EPC 1758	60,569	(60,569)	0	52,595	-	52,595

	99,986	1,457,210	1,557,195	92,186	343,321	435,508

EPC 1758 was surrendered during the period ending May 31, 2011 and all capitalized costs were written off.

4.  Equipment

	Period ended November 30, 2011			Year ended February 28, 2011
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$

Computer equipment	12,691	(10,361)	2,330	9,923	(9,306)	617
Furniture and fixtures	1,246	(1,127)	119	1,246	(940)	306
Seismic software	15,150	(15,150)	-	15,150	(15,150)	-

Total	29,087	(26,638)	2,449	26,319	(25,396)	923

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
November 30, 2011
(Unaudited)

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

On December 16, 2010 the Company Issued 83,334 shares of common stock at $1.20 per share for cash proceeds of $100,000.

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

6.  Stock options and warrants

Since 2009 the following management options have been awarded to our Board of Directors and management team.

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at February 28, 2009	925,000	$1.04
Granted	1,325,000	0.25
Cancelled	(100,000)	1.04

Outstanding at February 28, 2010	2,150,000	$0.55
Granted	400,000	1.30
Granted	1,100,000	3.01

Outstanding at February 28, 2011	3,650,000	$1.38

Outstanding at November 30, 2011	3,650,000	$1.38

The stock options outstanding February 28, 2009 vested over 3 years, with one-third vesting each year.  For the stock options granted in 2010 and 2011, two-thirds vest after 2 years and one-third vest after 3 years or when the Company books initial 3P reserves.

Sentry Petroleum Ltd.
 (An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2011
(Unaudited)

6.      Stock options and warrants (Continued)

A recap of the terms of the stock options as at November 30, 2011 is as follows:

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

During the nine month period ended November 30, 2011, the Company recognized $1,231,604 in stock-based compensation expense ($284,764 in 2010).

As at November 30, 2011, there were $1,632,363 of unrecognized compensation costs related to non-vested stock options.

7.  Commitments

Under the oil and gas tenures described in Note 3 and in the assignment agreements with the original grantor, the Company is committed to the following work programs in order to maintain its interest in those tenures.

		Commitment
	Commitment	Period
Tenure	in US $	Remaining

ATP 862	5,544,000	3 months
ATP 864	5,275,000	3 months
ATP 865	3,958,000	3 months
ATP 866	4,721,000	3 months

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-Looking Statements

This Form 10-Q includes certain statements that may be deemed to be “forward-looking statements”.  All statements in this Form 10-Q, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including operating costs, future capital expenditures (including the amount and nature thereof), and other such matters are forward-looking statements.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs.  There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

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

During the three months ended May 31, 2011, we completed the final preparation for our drilling program. We completed contracts with the landowners, finalized the design and budgeting for each well and secured service contracts with the necessary drilling and testing companies. On June 15, 2011, we commenced drilling on the initial well in ATP 862, the Talundilly_CSG1. We completed drilling of this initial well on June 24, 2011, after reaching target depth (TD) of 436 meters. A total of 15.26 meters of coal and carbonaceous shale cores were collected and forwarded for gas desorption testing. Net coal thickness collected was 12.7 meters. Due to certain anomalous data from what we believe could have been errors made during the testing process, we are not in a position based on the data received to determine the commerciality of the coal and carbonaceous shale deposit surrounding Talundilly_CSG1.  An additional six to eight wells will need to be drilled to obtain more data in order to make any conclusive determination as to the results from the desorption analysis.  Drilling of an additional six to eight wells will require significant additional funding to complete.

During the three months ended August 31, 2011, we completed the drilling of the Albilbah CSG1 well in permit ATP 862 in Queensland Australia. The well reached a total depth of 1,555 feet and 472 feet of core were cut. 35 feet of gaseous coal and carbonaceous rock were sealed in 20 canisters for desorption measurement. In addition, the lower Winton Sandstones (LWSS) were found to contain free gas and 20 feet of these cores were also placed in canisters to measure the gas emitted from the cores. Evidence of gas in the canisters prompted the re-evaluation of the original Albilbah-1 (drilled by a previous operator) well logs to investigate the possibility of gas being present in the pore space of the LWSS. Sentry’s log analysis concluded that gas is present in a net 115 feet of the 250 feet interval. Further drilling and testing is required in order to make any determination as to whether the amount of gas present can be economically produced and no assurance can be provided that the amount of gas found to exist will be capable of being economically produced.

During the three months ended November 30, 2011 we completed the final laboratory analysis and results from the Talundilly_CSG1 and Albilbah_CSG1. Management believes that the results are inconclusive and that six to eight additional wells should be drilled before conclusions can be made on the commerciality of the resource deposit.  The data obtained during drilling and laboratory results and analysis has been forwarded for independent review and auditing.

The Company has been unsuccessful in securing joint venture partners or to raise funding to continue the operations on its permits. As a cost saving effort, the Board of Directors has passed a resolution to terminate our reporting obligations pursuant to the 1934 Exchange Act. It our intention to file the required documentation with the Securities and Exchange Commission prior to our year end on February 28, 2012.

The first four year term of our Authorities to Prospect (ATP) in Queensland expires on February 28, 2012. Prior to this date we must submit an application to renew the ATPs for an additional four years. Due to lack of funds, we have not completed all of the work commitments stipulated in the original work program approved by the Queensland Department of Employment, Economic Development and Innovation (DEEDI). The ATPs will therefore not be in good standing on the date of renewal. The Company has submitted an application with DEEDI for an extension on completing the work obligations. There is material risk that this application will not be granted. A rejection of the application could result in a substantial or total relinquishment of the Company’s ATPs on February 28, 2012. Such an event would leave the company without operating assets.

Plan of Operation

The following plan of operations is contingent on us securing funding that will allow us to continue operations. Presently our prospect for funding is limited. In the event that we are not successful in securing funding we might be forced to relinquish our ATPs and cease operations.

In the event that we do secure funding we intend to further explore the delineated coal and carbonaceous shale deposit in ATP 862 and 864, we plan to drill six to eight wells. This program will quantitatively measure original gas in place using canister desorption and core logging methods and we will commence flow testing of one or two of the wells. In addition to exploration of the coal and carbonaceous shale deposit we intend to drill two well to flow test the Winton Sandstone interval intercepted during drilling of Albilbah_CSG1. We further intend to acquire additional seismic data. We expect that in total these activities would cost $10 million.  We do not have sufficient funds to complete such activities however, and will require additional funding for any future exploration or appraisal work.

In ATP 865 and 866, we plan to undertake a seismic program to advance our prospects during the next 6 months assuming we are able to secure sufficient financing. We further plan to drill one conventional well, the Ravenscourt, to test the Etonvale Formation at a depth of approximately 1,700 meters (5,580 feet) downdip from the Rosebank-1 well and will be targeting a thicker carbonate section.  We expect that such activities would cost $3.5 million.  We do not have sufficient funds to complete any of the above planned activities and will require additional funding to continue operations.

Our work program includes acquisition of seismic data and drilling of additional wells. The time to complete the acquisition of seismic data and drilling of wells depends on, among other things, the availability of personnel and equipment in Queensland. The associated costs will be determined by the depth of the wells and the amount of seismic data to be acquired.

We do not have sufficient funds to carry out our plan of operations for the next twelve months. We rely principally on the issuance of common shares by private placements to raise funds to finance our business. There is no assurance that market conditions will permit us to raise funds. If possible, we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares.

With our ATP 862, 864, 865, and 866, we are obliged to complete proposed work programs to maintain our interests in good standing.  As of November 30, 2011 our committed expenditures prior to February 28, 2012 total $13 million. However, the completion of the work program is determined for each permit individually and there is no cumulative analysis on work completed.

The following table details the estimated capital expenditure required by February 28, 2012 for us to maintain good standing on our four permits:

	ATP 862	ATP 864	ATP 865	ATP 866

Deep Upholes	$305,000	$305,000	$0	$0
Seismic Reprocessing	406,000	137,000	142,000	142,000
Shooting of Seismic	2,035,000	2,035,000	1,017,000	1,017,000
Drilling of Petroleum wells	2,797,000	2,797,000	2,797,000	3,560,000

	$5,543,000	$5,274,000	$3,956,000	$4,719,000

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

Results of Operations for the Three and Nine Months Ended November 30, 2011 and 2010

Revenues

We have not generated any revenues from operations since our inception.

Expenses

We reported total expenses in the amount of $479,369 for the three months ended November 30, 2011, compared to total expenses of $152,348 for the three months ended November 30, 2010.  Our total expenses were significantly higher for the three months ended November 30, 2011, as compared to the three months ended November 30, 2010. For the nine month period ended November 30, 2011 we reported total expenses of $1,843,908 compared to $365,877 for the same period last year. The substantial increase in costs for the nine and three month periods are mostly related to increased cost of deferred compensation from additional options awarded, from increased shareholder communication expenditures, write down of exploration assets associated with our surrender of EPC 1758 and from increased travel related to financing activities. EPC 1758 was surrendered during the period ending May 31, 2011 and all capitalized costs were at that time written off.

We incurred general and administrative expenses of $465,202 for the three months ended November 30, 2011, compared to $153,072 for the three months ended November 30, 2010. For the nine month period ended November 30, 2011, we reported $1,741,433 compared to $352,148 for the same period in 2010. The increase in our general and administrative expenses for both the three and nine month periods are primarily attributable to the increased cost of deferred compensation from additional options awarded, increased investor communication expenses and travel related expenses.  For the three months ended November 30, 2011, we incurred deferred compensation of $410,535, compared to $120,581 for the three months ended November 30, 2010. For the nine month period ended November 30, 2011, we reported deferred compensation expenses of $1,231,605 compared to $184,764 for the nine month period of 2010. During the three months ended November 30, 2011, we also incurred shareholder communication expenses of $9,282, compared to $4,776 for the same period in 2010. For the nine month period ended November 30, 2011, we incurred shareholder communication expenses of $349,120 compared to $6,540 for the same period in 2010.  The increase was caused by increased frequency of communication with a substantial greater number of shareholders and from issuing 60,000 shares to a consultant for investor relation services. For the three months ended November 30, 2011, we further incurred $20,819 related to travel and funding activities as compared $7,562 for the three months ended November 30, 2010. For the nine months ended November 30, 2011, we incurred $85,311 for these activities compared to $10,204 for the nine months ended November 30, 2010.

We incurred professional fees for the three months ended November 30, 2011 of $14,167 for the three months ended November 30, 2011, compared to $6,055 for the three months ended November 30, 2010. For the nine month periods ended November 30, 2011 and 2010 we incurred professional fees of $41,556 and $19,569, respectively. The increase in professional fees for the three and nine month periods is attributable to an increase in our exploration activity and specifically to contract negotiations with land owners and with service providers for our drilling program.  We anticipate that we will incur increased professional fees as we continue our work programs and exploration activity.

We recorded no gain or loss on foreign exchange for the three months ended November 30, 2011, compared to a gain of $6,779 for the same period in the prior year. For the nine month period ended November 30, 2011, we reported a foreign exchange loss of $350 compared to a gain of $5,840 for the same period in 2010. The loss on foreign exchange was realized during the nine months ended November 30, 2011 as a result of fluctuation in the US dollar as compared to the Australian dollars

During the three months ended November 30, 2011, we did not expense any write down of exploration assets. For the nine month period ended November 30, 2011, we expensed $60,569. We did not incur any write down of exploration assets during the three or nine months ended November 30, 2011.

Other Income

We reported other income of $1,255 for the three months ended November 30, 2011 and other income of $6 for the three months ended November 30, 2010. For the nine month periods ending November 30, 2011 and November 30, 2010, we reported other income of $16,363 and $45, respectively. Other income was attributable to interest received on bank deposits on funds held in Australian Dollar at a higher interest rate than U.S. rates.

Net Loss

We had net loss of $478,114 for the three months ended November 30, 2011, as compared to net loss of $152,342 for the three months ended November 30, 2011. We had net loss of $1,843,908 for the nine months ended November 30, 2011, as compared to net loss of $365,877 for the nine months ended November 30, 2011. The increase in our net loss was attributable to increased expenses described above.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was $0.01 and $0.00 for the three months ended November 30, 2011 and 2010, respectively. Basic and diluted loss per common share was $0.04 and $0.01 for the nine months ended November 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

As of November 30, 2011, we had total current assets of $95,634 (February 2011: $689,015), which included cash of $74,108, prepaid expenses of $17,895, and sales taxes receivable of $3,631. As of November 30, 2011, we had total current liabilities in the amount of $70,159 (February 2011: $103,163). As a result, we had working capital of $25,475 as of November 30, 2011 (February 2011: $585,852).

We anticipate that we will not generate any revenue during the next twelve months.  In 2008, the proposal to the local government for permits ATP 862, 864, 865 and 866 of an exploration program with a total estimated commitment of approximately $19.5 million to be completed by February 28, 2012 was approved.  As of the date of this report, we have expended approximately $1,600,000 in exploration expenditures in executing on the proposal to the local government for permits ATP 862, 864, 865 and 866 and we are obligated to complete the $19.5 million in exploration expenditures by February 28, 2012 in order to maintain our permits in good standing.  If we do not complete our work obligations, there is a risk that we will lose our rights to continue operations on our permits. In order for us to complete our work obligations we will have to raise additional funds. There can be no assurance that we will be able to raise sufficient funds to complete our obligations. Even if we do raise the required funds we do not have sufficient time to complete our work obligations prior to February 28, 2012. In order to complete our work obligations we will have to receive an extension on the deadline to complete our work obligations from the Queensland government. There can be no assurance that we will receive any extension on our deadline to complete our work obligations.

In addition to these expenditures anticipated to be incurred in connection with our proposed exploration programs, to maintain operations we will have to incur approximately $15,000 in ongoing general and administrative expenses for the next twelve months. Currently we do not have sufficient funds to maintain ongoing operations. Unless we secure additional funding we will cease all operations until sufficient funding is secured.

Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  We must obtain additional financing in order to continue our plan of operations. We do not have any lending arrangements in place with banking institutions and believe that debt financing will not be an alternative for funding our exploration programs or to pay for general and administrative expense as we have limited tangible assets to secure any debt financing.  We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding to fund our proposed exploration programs that is a requirement in order to maintain our permits in good standing or to maintain operations.  During the nine months ended November 30, 2011, we raised $1,000,000 through private equity offerings and entered into an agreement that provided for future financing through the issuance of 400,000 common shares for $1.0 million upon our ability to confirm average gas content of coal of not less than 2.5 cubic meters per ton dry ash free and; for Carbonaceous Shale - not less than average 0.5 cubic meters per ton for shale with total organic content greater than 8 weight percent.  This agreement also provides for the issuance of 535,714 shares for $1.5 million upon an initial 3P reserve certification.  To date we have not been able to satisfy these conditions in order to enable us to closing on these financing commitments.

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

If we are unable to raise additional capital in the immediate future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  In the absence of sufficient financing to fund our exploration activity required to carry out our proposed exploration programs, we will not be able to pursue our exploration program and maintain our permits in good standing.  If we do not execute on our proposed exploration programs, we may be required to relinquish our interests in our permits and will be forced to cease operations.

Cash Used in Operating Activities

Cash flows used in operating activities for the nine months ended November 30, 2011 were $406,484, as compared to cash flows used in operating activities of $106,798 for the nine months ended November 30, 2010.  Our net loss of $1,827,545 for the nine months ended November 30, 2011 was the primary reason for our negative operating cash flow, as compared to our net loss of $365,832 for the nine months ended November 30, 2010.  Our reporting negative operating cash flows for the nine months ended November 30, 2011 was offset by stock-based compensation of $1,231,604, services paid for with stock of $180,000, and write off of exploration assets of $60,569 for the reporting period.

Cash Used in Investing Activities

For the nine months ended November 30, 2011, we used $1,174,098 in investing activities, as compared to $48,371 for the nine months ended November 30, 2010.  For the nine months ended November 30, 2011, we invested $1,171,668 in unproven properties, as compared to the nine months ended November 30, 2010, in which we invested of $47,975 in unproven properties.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our common stock.  For the nine months ended November 30, 2011, we generated $1,000,000 from the issuance of common shares, as compared to $500,000 cash flows provided by financing activities for the nine months ended November 30, 2010.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Going Concern

We have incurred net losses for the period from inception on February 23, 2006 to November 30, 2011 of $3,748,210 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing from issuance of equity securities.  These conditions raise substantial doubt about our ability to continue as a going concern.

Recent accounting pronouncements

There have been no recent accounting pronouncements since the filing of our Annual Report on Form 10-K, filed on May 31, 2011, that have a material impact on the Company’s financial presentation and disclosure.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                      CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the

“Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2011 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

ITEM 1A.                   RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.                      EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation.	SB-2	4/07/06	3.1

3.2	By-Laws.	SB-2	4/07/06	3.2

10.1	Purchase Agreement for ATP 865.	10-K	5/29/09	10.1

10.2	Purchase Agreement for ATP 862, ATP 864 and ATP 866.	10-K/A	6/04/09	10.2

10.3	Indemnity Agreement, CEO.	10-K	6/01/10	10.3

10.4	Indemnity Agreement, CFO.	10-K	5/31/11	10.4

10.5	Indemnity Agreement, VP Exploration.	10-K	6/01/10	10.5

10.6	Indemnity Agreement, Corporate Secretary.	10-K	5/31/11	10.6

10.7	Indemnity Agreement, Director.	10-K	6/01/10	10.7

10.8	Indemnity Agreement, Chief Geophysicist.	10-K	6/01/10	10.8

10.9	Option Agreement, CEO.	10-K	6/01/10	10.9

10.10	Option Agreement, CFO.	10-K	6/01/10	10.10

10.11	Option Agreement, VP Exploration.	10-K	6/01/10	10.11

10.12	Option Agreement, Corporate Secretary.	10-K	6/01/10	10.12

10.13	Option Agreement, Director.	10-K	6/01/10	10.13

10.14	Option Agreement, Chief Geophysicist.	10-K	6/01/10	10.14

10.15	2011 Share Option Plan.	10-K	5/31/11	10.15

10.16	Agreement with Sino American Oil Company dated March 14, 2011.	8-K	3/15/11	10.1

14.1	Code of Ethics and Code of Conduct.	10-KSB	5/29/07	14.1

21.1	Subsidiaries of the Company.	10-K	5/31/11	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.1	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Extension Taxonomy – Schema.				X

101.CAL	XBRL Extension Taxonomy – Calculations.				X

101.DEF	XBRL Extension Taxonomy – Definitions.				X

101.LAB	XBRL Extension Taxonomy – Labels.				X

101.PRE	XBRL Extension Taxonomy – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTRY PETROLEUM LTD.
(the “Registrant”)

Dated: January 13, 2012	BY:	RAJ RAJESWARAN
Raj Rajeswaran
President and Principal Executive Officer

Dated: January 13, 2012	BY:	PAUL BOLDY
Paul Boldy
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation.	SB-2	4/07/06	3.1

3.2	By-Laws.	SB-2	4/07/06	3.2

10.1	Purchase Agreement for ATP 865.	10-K	5/29/09	10.1

10.2	Purchase Agreement for ATP 862, ATP 864 and ATP 866.	10-K/A	6/04/09	10.2

10.3	Indemnity Agreement, CEO.	10-K	6/01/10	10.3

10.4	Indemnity Agreement, CFO.	10-K	5/31/11	10.4

10.5	Indemnity Agreement, VP Exploration.	10-K	6/01/10	10.5

10.6	Indemnity Agreement, Corporate Secretary.	10-K	5/31/11	10.6

10.7	Indemnity Agreement, Director.	10-K	6/01/10	10.7

10.8	Indemnity Agreement, Chief Geophysicist.	10-K	6/01/10	10.8

10.9	Option Agreement, CEO.	10-K	6/01/10	10.9

10.10	Option Agreement, CFO.	10-K	6/01/10	10.10

10.11	Option Agreement, VP Exploration.	10-K	6/01/10	10.11

10.12	Option Agreement, Corporate Secretary.	10-K	6/01/10	10.12

10.13	Option Agreement, Director.	10-K	6/01/10	10.13

10.14	Option Agreement, Chief Geophysicist.	10-K	6/01/10	10.14

10.15	2011 Share Option Plan.	10-K	5/31/11	10.15

10.16	Agreement with Sino American Oil Company dated March 14, 2011.	8-K	3/15/11	10.1

14.1	Code of Ethics and Code of Conduct.	10-KSB	5/29/07	14.1

21.1	Subsidiaries of the Company.	10-K	5/31/11	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.1	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Extension Taxonomy – Schema.	X

101.CAL	XBRL Extension Taxonomy – Calculations.	X

101.DEF	XBRL Extension Taxonomy – Definitions.	X

101.LAB	XBRL Extension Taxonomy – Labels.	X

101.PRE	XBRL Extension Taxonomy – Presentation.	X